Form 10-Q
period 2000-03-31
UPROAR INC
filed 2000-05-12
CIK 1101179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. 0-29971
                                            -------

                                   UPROAR INC.
                                   -----------

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                         13-3919458
     -------------------------------              -------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                       240 WEST 35TH STREET
                       NEW YORK, NEW YORK                 10001
            ----------------------------------------    ----------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                               (212) 714-9500
             --------------------------------------------------
             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X

As of March 31, 2000 there were 27,914,494 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          Uproar Inc. and Subsidiaries
                                    FORM 10-Q

                                      INDEX

                                                                                    PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
           December 31, 1999 and March 31, 2000                                               3

         Condensed Consolidated Statements of
           Operations for the three months ended
           March 31, 1999 and 2000                                                            4

         Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 1999 and 2000                                                      5

         Notes to Condensed Consolidated Financial
           Statements                                                                         6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk                                                                            16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   29

Item 2.  Changes in Securities and Use of Proceeds                                           29

Item 3.  Defaults upon Senior Securities                                                     29

Item 4.  Submission of Matters to a Vote of Securities Holders                               29

Item 5.  Other Information                                                                   29

Item 6.  Exhibits and Reports on Form 8-K                                                    29

Item 7.  Signatures                                                                          30

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                          Uproar Inc. and Subsidiaries
                             (Formerly Uproar. Ltd.)
                      Condensed Consolidated Balance Sheets

                                                              December 31,           March 31,
                                                              ------------          -----------
                                                                  1999                 2000
                                                              ------------          -----------
Assets                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                $ 15,135,742         $ 26,180,634
     Short term investments                                              -           83,955,784
     Restricted cash                                               604,275              604,410
     Accounts receivable - net of allowance for doubtful
          accounts of $271,000 and $396,000, respectively        3,767,769            4,445,541
     Prepaid advertising                                         3,861,996            3,796,004
     Other current assets                                          744,612            1,270,248
                                                              ------------         ------------
          Total current assets                                  24,114,394          120,252,621
                                                              ------------         ------------

Property and equipment, net                                      5,031,429            7,298,688
Intangible assets, net                                          10,649,387            9,132,914
Other long term assets                                             173,426              328,657
Prepaid advertising, long term portion                           2,847,005            1,897,998
                                                              ------------         ------------
          Total assets                                        $ 42,815,641         $138,910,878
                                                              ============         ============

Liabilities and stockholders' equity
Current liabilities:
     Current portion of capital lease obligation              $    102,777         $    102,777
     Trade accounts payable                                      1,390,908            4,543,186
     Accrued expenses                                            3,921,570            6,474,873
     Other current liabilities                                     144,399                    -
                                                              ------------         ------------
          Total current liabilities                              5,559,654           11,120,836
                                                              ------------         ------------

Long term portion of capital lease obligation                       51,681               25,780
Stockholders' equity:
     Preferred stock, $.01 par value, 48,000,000
          shares authorized, none issued                                 -                    -
     Common Stock, $.01 par value, 112,000,000
          shares authorized;  23,971,948 and
          27,914,494 shares issued and outstanding at
          December 31, 1999 and March 31, 2000 respectively      1,198,597              279,145
     Additional paid-in capital                                 85,193,156          188,671,543
     Accumulated deficit                                       (49,149,339)         (61,170,245)
     Accumulated other comprehensive loss                          (38,108)             (16,181)
                                                              ------------         ------------
          Total stockholders' equity                            37,204,306          127,764,262
                                                              ------------         ------------

          Total liabilities and stockholders' equity          $ 42,815,641         $138,910,878
                                                              ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
                             (Formerly Uproar Ltd.)
            Unaudited Condensed Consolidated Statements of Operations

                                                    Three Months Ended
                                                         March 31,
                                             -------------------------------
                                                  1999              2000
                                             -------------------------------
Revenues                                     $   997,081        $  5,904,573

Cost of revenues                                (317,054)         (2,167,735)
                                             -----------        ------------

Gross profit                                     680,027           3,736,838
                                             -----------        ------------

Sales and marketing                            2,382,002           8,771,884
Product and technology
   development                                   700,391           1,765,526
General and administrative                     1,411,994           3,772,885
Amortization of intangible assets              1,515,807           1,522,589
                                             -----------        ------------


Total operating expenses                       6,010,194          15,832,884
                                             -----------        ------------


Loss from operations                          (5,330,167)        (12,096,046)
Other income (expenses)
   Litigation settlement                               -            (350,000)
   Foreign exchange gain (loss)                      952             (68,897)
   Interest income                               103,626             507,804
   Interest expense                               (1,026)             (1,100)
   Other expense                                       -                (627)
                                             -----------        ------------


Loss before income taxes                      (5,226,615)        (12,008,866)
Provision for income taxes                         4,799              12,040
                                             -----------        ------------
Net loss                                     $(5,231,414)       $(12,020,906)
                                             ===========        ============

Basic and diluted loss per common share      $     (0.26)       $      (0.48)
Weighted average number of
   common shares outstanding                  19,889,137          25,239,044
                                             ===========        ============

The results for all periods have been restated to reflect the acquisition of PrizePoint Entertainment Corporation which was completed on June 7, 1999 and accounted for as a pooling of interests.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
                             (Formerly Uproar Ltd.)
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                       Three Months Ended
                                                                            March 31,
                                                                ------------------------------
                                                                    1999              2000
                                                                -----------       ------------
Cash flows from operating activities
Net loss                                                        $(5,231,414)      $(12,020,906)
Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization                                 1,646,224          2,014,860
    Provision for doubtful accounts                                       -            235,000
    Amorization of prepaid advertising services                           -            949,007
    Stock compensation expense                                       70,946            128,272
    Changes in operating assets and liabilities:                                             -

        Accounts receivable                                        (246,393)          (912,772)
        Prepaid advertising and other current assets               (213,082)          (459,644)
        Trade accounts payable                                      390,144          3,152,278
        Accrued expenses and other current liabilities             (192,870)         2,408,904
        Other long term assets                                       15,851           (155,231)
                                                                -----------       ------------
    Net cash used in operating activities                        (3,760,594)        (4,660,232)
Cash flows from investing activities
    Purchase of investments                                               -        (83,955,784)
    Purchase of property and equipment                             (673,050)        (2,765,646)
    Decrease in restricted cash                                           -               (135)
                                                                -----------       ------------
    Net cash used in investing activities                          (673,050)       (86,721,565)
Cash flows from financing activities
    Proceeds from issuance of Common Stock                        9,719,253        102,082,025
    Proceeds from exercise of stock options & warrants                    -            348,638
    Principal payments on capital leases                            (16,803)           (25,901)
                                                                -----------       ------------
    Net cash provided by financing activities                     9,702,450        102,404,762
    Effect of exchange rate on cash                                (185,211)            21,927
    Net increase in cash and cash equivalents                     5,083,595         11,044,893
    Cash and cash equivalents, beginning of period                7,035,645         15,135,742
                                                                -----------       ------------
    Cash and cash equivalents, end of period                    $12,119,240       $ 26,180,635
                                                                ===========       ============
Supplemental disclosure of cash flow information
    Interest paid                                               $         -       $    306,386
    Issuance of Common Stock for advertising
        services and intangibles                                $24,655,875       $          -
    Purchase of equipment under capital lease
        obligations                                             $   186,010       $          -

The results for all periods have been restated to reflect the acquisition of PrizePoint Entertainment Corporation which was completed on June 7, 1999 and accounted for as a pooling of interests.

                          Uproar Inc. and Subsidiaries
                             (Formerly Uproar Ltd.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Organization and Summary of Significant Accounting Policies

    (a) Unaudited Interim Condensed Consolidated Financial Statements

        The unaudited interim consolidated financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999.

        The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999, and for the three years then ended and related notes included in the Company's prospectus filed with the Securities and Exchange Commission.

    (b) Nature of business

        The Company was originally formed in February 1995 as E-Pub Services Limited, a corporation organized under the laws of Ireland. In July 1997, due to tax matters related to the trading of common shares on the third tier of the Vienna Stock Exchange, Uproar Ltd., a corporation organized under the laws of Bermuda, was formed. All shareholders in E-Pub Services Limited became shareholders in Uproar Ltd. by exchanging their shares in E-Pub Services Limited for shares in Uproar Ltd. at a ratio of 1:1. The transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of E-Pub Services Limited.

        On December 16, 1999, Uproar Inc. was incorporated in the state of Delaware. On January 26, 2000, Uproar Ltd. domesticated from Bermuda to Delaware and, on January 27, 2000, merged with Uproar Inc. Between the date of incorporation and January 27, 2000, Uproar Inc. had no substantial operations.

        The Company provides online game shows and interactive single- and multi-player games that appeal to a broad audience. The Company seeks to attract a large, quality audience by offering highly engaging and "sticky" products. Players access the products free of charge, the Company's revenue primarily being generated through the sale of advertising. The Company operates in one business segment.

    (c) Principles of consolidation

        The consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (d) Short term investments

        Short term investments consisting of commercial paper and mutual funds which are stated at amortized cost are classified as held-to-maturity.

    (e) Stock split

        On February 4, 2000, the Company's Board of Directors declared a two-for-one stock split by way of a stock dividend. Stockholders of record on February 18, 2000 received one additional share of Common Stock for every share held on that date. All share numbers in the financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one stock split.

    (f) Major customers

        For the three months ended March 31, 2000, there was one customer that accounted for 28.4% of revenues generated by the Company. No other customer accounted for greater than 10% of revenues.

    (g) Revenue recognition

        Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees its advertising customers a minimum number of impressions to be delivered to users of its Web sites or clicks over a specified period of time for a fixed fee. Customers are invoiced monthly in accordance with delivery of advertising services during the month. Advertising revenues are recognized as the advertisement is displayed or as users click or otherwise respond to advertisements, provided that no significant Company obligations remain. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions, or clicks, are achieved.

        The Company commenced selling merchandise through its Web site in December 1999 and has recognized related revenues of approximately $15,000 and $21,000 for the year ended December 31, 1999 and the three months ended March 31, 2000, respectively. Such revenues include shipping and handling fees. Revenue is recognized at the time of shipment from the warehouse or directly from the supplier. Customers have a right to return products within 21 days after shipment. The Company provides an allowance for actual sales returns based on actual returns in the 21 days subsequent to a period end.

        The Company provides sponsorship advertising on game shows or on a portion of its Web sites in consideration for a fixed fee. The Company incurs insignificant costs to customize the advertisements received from the sponsors which are expensed as incurred. Sponsorship agreements do not segregate the fees for development of customized features and the displaying of sponsors advertisements on the Web sites. Therefore, the entire fee is deferred and recognized ratably in the period in which the sponsor's advertising is displayed.

        The Company enters into arrangements with third parties whereby the Company's games are displayed on the third parties' Web sites. The revenues generated from advertising in connection with the use of the Company's games are recognized ratably in the period in which the advertising is displayed on the third parties Web site. Generally the Company is responsible for selling the advertising, billing, and collections and is obligated to pay the third party their fees for displaying the games on their Web sites regardless of whether the Company collects the advertising revenue. In these situations the Company records the advertising revenues and the payments to the third party's are recorded as cost of revenues. When the third party sells the advertising and pays the Company a portion of the advertising revenues, the Company only recognizes revenue for its portion of the gross revenues.

        Revenues include barter revenues from the exchange by the Company of services or advertising space on the Company's Web sites for reciprocal advertising or promotional services including prizes. Revenues from these barter transactions are recorded at the estimated fair value of the services or advertisements delivered, unless the fair value of the goods or services received is more objectively determinable, and are recognized when the advertisements are run on the Company's Web sites or services are provided. The related expense is recorded when it is incurred and classified as sales and marketing expenses or cost of revenues in accordance with the terms of the barter agreement. When the barter transaction involves advertising exchanged for advertising, the Company recognizes barter advertising revenue only if the bartered advertising is similar to previous advertising sold to third parties for cash and is limited to the amount of similar cash advertising for the period.

    (h) Business segment reporting

        The Company has determined that it does not have any separately reportable business segments. However, related disclosures about products and services, geographic areas and major customers are included in note 4.

    (i) Net loss per share

        The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing the net income available to Common Stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in net income per share to the extent such shares are dilutive. Common Stock equivalents were not included in loss per share for any periods presented since they were anitdilutive.

    (j) Recent accounting pronouncements

        The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

        FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No. 25. "Accounting for Stock Issued to Employees.

        With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

(2) Stockholders' equity

    (a) Par value

        On December 16, 1999, Uproar Inc. was incorporated in the state of Delaware. On January 26, 2000, Uproar Ltd. domesticated from Bermuda to Delaware and, on January 27, 2000, merged with Uproar Inc. Simultaneous with the merger, the number of authorized shares of Common Stock was increased to 112,000,000, with a par value of $.01 per share.

    (b) Trans Cosmos

        On February 2, 2000, the Company sold 1,265,372 shares of Common Stock to a strategic investor, Trans Cosmos USA, Inc., for approximately $25.0 million. The Company intends to establish a joint venture with Trans Cosmos to produce a local language version of the Company's flagship entertainment site, uproar.com, in Japan. The joint venture would be owned equally. Uproar would contribute to the joint venture certain intellectual property and $500,000 in cash and Trans Cosmos would contribute $4,500,000. Trans Cosmos is a subsidiary of Trans Cosmos, Inc., which is headquartered in Tokyo, Japan.

    (c) Public offering

        On March 16, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed a public offering in the United States of 2,500,000 shares of its Common Stock at an offering price of $33.88 per share ("the Offering"). Net proceeds to the Company from the Offering after offering expenses totaled approximately $77.1 million.

(3) Commitments and contingencies

    (a) Pearson Television

        Under the terms of an agreement with Pearson Television Limited, should Pearson meet certain television distribution targets for its game shows in the United States, it will be granted 400,000 shares of Common Stock between September 30, 1999 and August 2000 and a further 400,000 shares between September 2000 and August 2001. Since, as of March 31, 2000, it was not considered probable that the distribution target under the Pearson Television agreement would be met, no accounting has been provided for this transaction in these consolidated financial statements.

    (b) Other commitment

        In connection with two office leases, the Company has letters of credit outstanding for approximately $604,410. The cash balances supporting the letters of credit are reported as restricted cash.

(4) Segment reporting

    In presenting segment information, the Company has applied the provisions of SFAS No. 131. The Company has determined that it does not have any separately reportable business segments.

    The Company attributes revenues to different geographic areas on the basis of the location of the customer. Revenues by geographic area are as follows:

                                      Revenues
                         ----------------------------------
                             Three months ended March 31,
                         ----------------------------------
                             1999                   2000
                         -----------            -----------

    United States        $   983,161            $ 5,679,759
    England                   13,920                 80,540
    Other                          -                144,274
                         -----------            -----------

    Total                $   997,081            $ 5,904,573
                         ===========            ===========

    Investments in long-lived assets by geographic area are as follows:
                               Property and Equipment
                             and Intangible Assets as of
                         ----------------------------------
                           December 31,          March 31,
                         ----------------------------------
                               1999                2000
                         -----------            -----------

    United States        $15,394,683            $16,119,958
    England                   89,496                137,045
    Scandinavia                    -                    343
    Hungary                  184,618                163,605
    Germany                   12,019                 10,651
                         -----------            -----------

    Total                $15,680,816            $16,431,602
                         ===========            ===========

(5) Litigation Settlement

    In February 2000, the Company settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc.", in which it was a party defendant, relating to an alleged personal injury, by a payment of $350,000.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "PLANS," "MAY," "INTENDS," "WILL," OR SIMILAR TERMS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (II) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES, (III) THE INTERNET AND INTERNET COMMERCE AND (IV) THE COMPANY'S FINANCING PLANS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKIND STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD ALSO BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES RELATED THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Uproar Inc. is the producer of uproar.com, a leading online entertainment destination. Through our network of Web sites, we provide online game shows and interactive single- and multi-player games that appeal to a broad audience. Our business was originally formed in February 1995 as E-Pub Services Limited, a corporation organized under the laws of Ireland. From February 1995 through July 1997, we focused on developing our technology, raising capital and recruiting personnel and did not generate significant revenues. In July 1997, we formed Uproar Ltd., a corporation organized under the laws of Bermuda, which became the parent of E-Pub Services Limited. In September 1997, we launched our Web sites uproar.com and uproar.co.uk. Uproar Inc. was incorporated in Delaware on December 16, 1999. On January 26, 2000, Uproar Ltd. domesticated from Bermuda to Delaware and merged with Uproar Inc. on January 27, 2000.

On March 16, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed a public offering in the United States of 2,500,000 shares of its Common Stock at an offering price of $33.88 per share ("the Offering"). Net proceeds to the Company from the Offering totaled approximately $77.1 million.

Results of Operations

Revenues

Since July 1997, substantially all of our revenues have been derived from the sale of online advertising. In December 1999, we also began to derive revenues from our online affinity merchandising program.

Our advertising revenues are predominantly derived from advertising arrangements under which we receive revenues based on the number of times an advertisement is displayed on our services, commonly referred to as cost per thousand impressions, or CPMs.

    We also derive revenues from:

     o sponsorship arrangements under which advertisers sponsor a game show, game or portion of one of our Web sites in exchange for which we receive a fixed payment;
     o strategic partner arrangements under which our strategic partners offer co-branded versions of our games on their Web sites and display advertising in connection with the use of the games, in return for which we receive revenues from the related advertising;
     o advertising arrangements under which we receive revenues based on the number of users responding or "opting in" to an advertisers promotion; and
     o advertising arrangements under which we receive revenues based on the number of times users click on an advertisement displayed on our services, commonly referred to as cost per click, or CPCs.

    Our revenues from advertising are therefore affected by:

     o the number of unique users visiting our Web sites during a given period;
     o the amount of time that users actually spend on our Web sites, commonly referred to as the "stickiness" of our sites;
     o the number of advertisements delivered to a user while on our Web sites;
     o our ability to target user audiences for our advertisers; and
     o the success of our strategic partnerships.

We intermittently rotate advertisements on the pages of our Web sites where our users tend to spend long amounts of time. As a result, we believe a more accurate measurement of our potential to generate advertising revenue is the number of unique users that visit our sites and the amount of time they spend on our sites, rather than the number of registered users or page views.

    We price our advertisements based on a variety of factors, including:

     o whether payment is dependent upon guaranteed minimum impression or click levels;
     o whether the advertising is targeted to specific audiences; and
     o the available inventory of impressions or clicks associated with a specific game or game show that will display the specific advertisement.

Since we are able to vary the size of advertising banners we display on a single page, we are able to charge more for "super-sized" banners than for more traditional banners.

We recognize advertising revenues which are priced on a cost per thousand impression, or CPM, basis as the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. We recognize advertising revenues derived on a cost per click, or CPC, basis as users click or otherwise respond to the advertisements. To the extent minimum guaranteed click levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. In the case of contracts requiring actual sales of advertised items, we may experience delays in recognizing revenues pending receipt of data from that advertiser.

We recognize sponsorship advertising revenue ratably in the period in which the sponsor's advertisement is displayed and costs associated with customizing the advertisements received from sponsors are expensed as incurred. We recognize revenues from our strategic partner arrangements ratably in the period in which our games are displayed on a third party's Web site. In those situations where we are responsible for selling the advertising, billing and collections, we record the advertising revenues, and payments to our strategic partners are recorded as cost of revenues. We are obligated to pay our strategic partners their fee regardless of whether we ultimately collect the advertising revenue. In those situations where our strategic partners are responsible for selling the advertising, billing and collections, we recognize revenue only to the extent of our share of net revenues.

If a payment is received prior to the time that we recognize revenue, we record that payment as deferred revenues.

We also engage in barter transactions in an effort to enhance our marketing efforts and improve our reach to potential new users. Under these arrangements, we deliver game content, including prizes, to a third party, or display on our Web sites advertisements promoting the third party's goods and services in exchange for its agreement to run advertisements promoting our Web sites. Revenues and costs from barter arrangements are recorded at the estimated fair value of the advertisements or services we provide, unless the fair value of the goods or services we receive can be determined more objectively. We recognize barter revenue at the time we deliver the third party's advertisement or product to our users. We recognize barter costs when our advertisements are displayed by the third-party to its users. Barter costs are recorded either as sales and marketing expenses or as costs of revenue. The breakdown of costs is dependent upon the nature of the goods or services received by the third party. Although our revenues and related costs will be equal at the conclusion of the barter transaction, the amounts may not be equal in any particular quarter. Barter revenues were approximately 13.6% and 7.9% of revenues for the year ended December 31, 1999 and the three months ended March 31, 2000, respectively. We anticipate that barter revenues will account for a decreasing percentage of our revenues in the future.

Revenues increased to $5.9 million for the three months ended March 31, 2000 from approximately $1.0 million for the three months ended March 31, 1999, an increase of 492%. The period-to-period growth in revenues of $4.9 million resulted from an increase in (1) the number of advertisers as well as the average commitment per advertiser, (2) our Web site traffic, (3) the number of sales personnel and (4) marketing and advertising expenditures. Advertising revenues were $5.6 million or 96% of total revenues for the three months ended March 31, 2000. Since March 1999, we significantly increased our sales force, relaunched our Web site, and ran a marketing campaign to promote brand awareness. We anticipate the advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future.

Barter revenues were 7.9% of total revenues for the three months ended March 31, 2000 and 23.3% of total revenues for the three months ended March 31, 1999.

Cost of Revenues

Cost of revenues consist of prizes, ad serving fees, Internet connection costs, depreciation, partner royalties, and costs of merchandise sold. Gross margins were 63% for the three months ended March 31, 2000 and 68% for the three months ended March 31, 1999. The dollar increase in cost of revenues was due primarily to (1) an increase in the prizes awarded due to the increase in users, (2) an increase in internet costs to support the increase in web site traffic, (3) increase in royalties which are a function of revenue, and (4) ad serving fees.

Sales and Marketing Expenses

Sales and marketing expenses consist of advertising, salaries and related expenses of sales and marketing personnel, commissions, public relation expenses and other marketing related expenses. Sales and marketing expenses increased to $8.8 million or 149% of revenues for the three months ended March 31, 2000 from $2.4 million or 239% of revenues for the three months ended March 31, 1999. The dollar increase of $6.4 million was attributed to a $4.9 million increase in advertising and public relations expense, $1.04 million increase in salaries, $0.3 million increase in barter advertising, and $0.1 million increase in depreciation.

Product and Technology Development Expenses

Product and technology development expenses include staff costs and related expenses associated with the development, testing and upgrades to our Web site. Product development expenses increased to $1.8 million or 30% of revenues for the three months ended March 31, 2000 from $0.7 million or 70% of revenues for the three months ended March 31, 1999. The dollar increase was attributed to a $1.1 million increase in salaries and consultants fees to reach staffing levels to support our website and to enhance content and features. Additionally, product development expenses increased as a result of added features in connection with the launch of our site redesign in the UK in April 2000.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees, and other corporate expenses. General and administrative costs increased to $3.8 million or 64% of total revenues for the three months ended March 31, 2000 from $1.4 million or 142% of revenues for the three months ended March 31, 1999. The dollar increase of $2.4 million was attributed to a $0.6 million increase in recruitment fees and $0.4 million increase in salaries and is reflective of the highly competitive nature of hiring in the new media industry. The increase was also due to $0.4 million increase in legal and professional fees, $0.3 million increase in rental costs, and $0.2 million increase in insurance costs. The increase was due to costs related to our operation as a public company, such as directors and officers' liability insurance and professional service fees.

Interest Income

Interest income results from interest earned on our cash and cash equivalents and short term investments including high-grade commercial paper. Interest income was $0.5 million and $0.1 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase results from investments made with the net proceeds from our sale of Common Stock.

Litigation Settlement

In February 2000, we settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc." in which we were a party defendant, relating to an alleged personal injury, by a payment of $350,000.

Liquidity and Capital Resources

To date, we have primarily financed our operations through the sale of our equity securities. As of March 31, 2000, we had approximately $26.2 million in cash and cash equivalents and $84 million in short term investments, an increase from $15.1 million in cash and cash equivalents and $0 million in short term investments on December 31, 1999. Net cash used in operating activities was $4.7 million, and $3.8 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities resulted primarily from our net operating losses, partially offset by:

     o depreciation and amortization; and
     o increases in accounts payable and accrued expenses.

Net cash used in investing activities was $86.7 million and $0.7 million for the three months ended March 31, 2000 and 1999, respectively, as we invested the capital raised in our public offering and sale of Common Stock to Trans Cosmos, as well as purchased equipment to enhance and develop our technical infrastructure.

Net cash provided by financing activities was $102.4 million and $9.7 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of proceeds from the sale of shares of our Common Stock. On March 22, 2000, we raised approximately $77.1 million from the public offering of 2,500,000 shares of our Common Stock, which are presently listed on the Nasdaq National Market. On February 2, 2000, we raised approximately $25.0 million from the sale of 1,265,372 shares of our Common Stock to Trans Cosmos.

Our principal commitments consist of obligations under capital and operating leases. In addition, we have committed to invest approximately $500,000 in cash in our planned Japanese joint venture with Trans Cosmos. We expect our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure.

We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

We believe our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future.

Impact of Recently Issued Accounting Pronouncements

The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No. 25.

"Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Currency Rate Fluctuations

To date, our results of operations have not been impacted materially by inflation in the U.S. or in the countries that comprise Europe. Although most of our revenues are denominated in U.S. dollars, a percentage of our revenues are denominated in foreign currencies. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. However, revenues derived from foreign currencies historically have not comprised a material portion of our revenues. As a result, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Market Risk

The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

Interest Rate Risk

The Company's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by the Company.

                                  Risk Factors

Financial Risks

We have a history of losses since our inception, we expect future losses and may not be profitable in the future.

Since our inception in February 1995, we have not been profitable. If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance our Web sites, to promote awareness of our Web sites and to develop our business generally. At March 31, 2000, our accumulated deficit was approximately $61.2 million. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Because we have only recently introduced many of our products and services, you have limited information upon which you can evaluate our business.

Uproar was founded in February 1995 and we launched our flagship entertainment site, uproar.com, in September 1997. We launched the other sites that comprise our network throughout 1998, 1999, and 2000. Accordingly, you can only evaluate our business based on our limited operating history. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. As a young company in the new and rapidly evolving online entertainment market, we face risks and uncertainties relating to our ability to successfully implement our business plan. These risks include our ability to:

     o expand our content and services;
     o attract a larger audience to our Web sites;
     o maintain our current, and develop new, strategic relationships; and
     o continue to develop and upgrade our technology.

If we are unsuccessful in addressing these risks and uncertainties, we will not be able to successfully implement our business plan and our stock price will decline.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

Although we intend to steadily increase our spending and investment to support our planned growth, our revenues, and some of our costs, will be much less predictable. This is likely to result in significant fluctuations in our quarterly results. Because of our limited operating history and the emerging nature of our industry, we anticipate that securities analysts and investors will have difficulty in accurately forecasting our results. It is possible that our operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

The following are among the factors that could cause significant fluctuations in our operating results:

     o the number of users on, and the frequency of their use of, our Web sites;
     o our ability to attract and retain advertisers;
     o the expiration or termination of our strategic relationships, including our relationships with Pearson Television and Cable & Wireless;
     o the expiration or termination of partnerships with Web sites and Internet service providers, or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

     o our ability to offer on a timely and affordable basis merchandise that appeals to our users' preferences;
     o system outages, delays in obtaining new equipment or problems with planned upgrades;
     o our ability to successfully expand our online entertainment offerings beyond the games and game show sector;
     o the introduction of new or enhanced services by us or our competitors;
     o changes in our advertising rates or advertising rates in general, both on and off the Internet; and
     o changes in general economic and market conditions, including seasonal trends, that have an impact on the demand for Internet advertising.

We may not be able to adjust our operating expenses in order to offset any unexpected revenue shortfalls.

Our operating expenses are based on our expectations of our future revenues. These expenses are relatively fixed, at least in the short term. We intend to expend significant amounts in the short term, particularly to expand our advertising sales department and to build brand awareness. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we fail to substantially increase our revenues, then our financial condition and results of operations would be materially adversely affected.

If we do not continue to develop and enhance our brand, we will not be able to maintain or increase our customer base or our revenues.

Enhancing the Uproar brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of entertainment Web sites grows. In order to attract and retain users and advertisers, we intend to increase our expenditures for creating and maintaining brand loyalty. We use a combination of television, print and Web-based advertising to promote our brand. If we fail to advertise and market our brand effectively, we will lose users and our revenues will decline.

Our success in promoting and enhancing the Uproar brand will also depend on our success in providing high quality content, features and functions that are attractive and entertaining to users of online game shows and multi-player games. If visitors to our Web sites or advertisers do not perceive our services to be of high quality, the value of the Uproar brand could be diminished, we will lose users and our revenues will decline.

We have derived a portion of our revenues from reciprocal advertising agreements, or barter, which do not generate cash revenue.

We derive a portion of our revenues from reciprocal advertising arrangements, or barter, under which we exchange advertising space on our Web sites, or provide game content or other services for third-party Web sites, predominantly for advertising space on other Web sites rather than for cash payments. In the year ended December 31, 1999, we derived approximately $1,418,000, or 13.6% of our revenues, from these arrangements. In the three months ended March 31, 2000 and March 31, 1999, we derived approximately $468,000, or 7.9% and $233,000 or 23.3%, of our revenues, respectively, from these arrangements. We expect that barter will continue to account for some of our revenues in the foreseeable future. The Securities and Exchange Commission, together with the Financial Accounting Standards Board, or FASB, have recently begun to examine revenues recognized by Internet companies from barter transactions. This review may result in limitations on revenues which may be derived from these transactions. If such rules are implemented, our financial results may suffer.

Our advertising pricing model, which is based heavily on the number of advertisements delivered to our users, may not be successful.

Different pricing models are used to sell advertising on the Internet. The models we adopt may prove to not be the most profitable. Currently, advertising based on impressions, or the number of times an advertisement is displayed on our Web sites, comprises substantially all of our revenues. To the extent that we do not meet the minimum guaranteed impressions that we are required to deliver to users under many of our advertising contracts, we defer recognition of the corresponding revenues until we achieve the guaranteed impression levels. To the extent that minimum guaranteed impression levels are not achieved, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory in subsequent periods.

In addition, since advertising impressions may be delivered to a user's Web browser without regard to user activity, advertisers may decide that a pricing model based on user activity is preferable. We cannot predict which pricing model, if any, will emerge as the industry standard. As a result, we cannot accurately project our future advertising rates and revenues. If we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form, our advertising revenues could be adversely affected.

We may not be able to track the delivery of advertisements on our network in a way that meets the needs of our advertisers.

It is important to our advertisers that we accurately measure the delivery of advertisements on our network and the demographics of our user base. Presently, no measurement standards have been widely accepted to measure the effectiveness of Internet-based advertising. Companies may choose to not advertise on our Web sites or may pay less for advertising if they do not perceive our ability to track and measure the delivery of advertisements to be reliable. We depend on third parties to provide us with many of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider. We could incur significant costs or experience interruptions in our business during the time we are replacing these services. In addition, if successful, legal initiatives related to privacy concerns could also prevent or limit our ability to track advertisements.

Our business may suffer if we have difficulty retaining users on our Web sites.

Our business and financial results are also dependent on our ability to retain users on our Web sites. In any particular month, many of the visitors to our sites are not registered users and many of our registered users do not visit our sites. We believe that intense competition has caused, and will continue to cause, some of our registered users to seek online entertainment on other sites and spend less time on our sites. It is relatively easy for our users to go to competing sites and we cannot be certain that any steps we take will maintain or improve our retention of users. In addition, some new users may decide to visit our Web sites out of curiosity regarding the Internet and may later discontinue using Internet entertainment services. If we are unable to retain our user base, the demand for advertising on our Web sites may decrease and our revenues may decline.

We must increase our advertising sales department to support our growth.

We need to increase substantially our advertising sales department in the near future to support our planned growth. On March 31, 2000, our advertising sales department had 29 members. In October 1999, we hired an executive vice president to manage our enhanced sales and marketing efforts and it can take a relatively long time for a sales and marketing manager to begin to achieve desired results. Our ability to increase our sales department and improve its results involves a number of risks and uncertainties, including:

     o strong competition in hiring and retaining advertising sales personnel;
     o our ability to efficiently integrate, train and motivate additional advertising sales and support personnel;
     o our ability to manage an advertising sales organization with offices throughout the United States and in Europe; and
     o the length of time it takes new advertising sales personnel to become productive.

If we do not successfully increase our advertising sales department, our ability to support our planned growth could be impeded.

We face risks associated with international operations.

We currently operate in the United States, Hungary, Germany, Norway and the United Kingdom. We intend to establish a joint venture to expand into Japan, and plan to continue to expand into additional international markets. We anticipate spending significant financial and managerial resources to support these expansions.

Our business internationally is subject to a number of risks. These include:

     o linguistic and cultural differences;
     o inconsistent regulations and unexpected changes in regulatory requirements;
     o differing technology standards that would affect the quality of the presentation of our games to our users;
     o potentially adverse tax consequences;
     o wage and price controls;
     o political instability and social unrest;
     o uncertain demand for electronic commerce;
     o uncertain protection of our intellectual property rights; and
     o imposition of trade barriers.

We have no control over many of these matters and any of them may adversely affect our ability to conduct our business internationally.

Currency fluctuations and exchange control regulations may adversely affect our business.

Our reporting currency is the United States dollar. Our customers outside the United States, however, are generally billed in local currencies. Our accounts receivable from these customers and overhead assets will decline in value if the local currencies depreciate relative to the United States dollar. To date, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. Although we may enter into hedging transactions in the future, we may not be able to do so effectively. In addition, any currency exchange losses that we suffer may be magnified if we become subject to exchange control regulations restricting our ability to convert local currencies into United States dollars.

We have limited experience in offering electronic commerce services to our users and we may not be able to successfully compete or effectively manage the growth of our electronic commerce business.

We have limited experience in providing electronic commerce services to our users. We only recently introduced our online store, shopping.uproar.com, and hired our electronic commerce manager. Some of our competitors may already be in a better position to provide these services to their users because of their greater technological, financial and marketing resources. Also, these competitors may have the support of, or relationships with, important electronic commerce participants, which could adversely affect the extent of support that those electronic commerce market participants would provide to us in the future.

We carry inventory on the majority of products that we sell on our Web sites. As a result, it will be important to our success in electronic commerce that we accurately predict the changing trends in consumer preferences for the goods sold on our sites and do not overstock unpopular products. If demand for one or more of the products falls short of our expectations, excess inventory and outdated merchandise could accumulate, potentially resulting in reduced merchandise capacity and inventory write-downs due to damage, theft, reduced selling prices and obsolescense. As a consequence, we may be required to take inventory markdowns, which could reduce our gross margins.

We sell numerous third-party products on our Web sites. With respect to those products, we compete with numerous electronic commerce merchants and the Web sites of companies that manufacture the products we offer. In selling products over the Internet, we also compete with stores and companies that do not distribute their products through the Internet. Many of our Internet and non-Internet competitors are larger than we are, enjoy greater economies of scale than are available to us, have substantially greater resources than we have and may be able to offer more products or more attractive prices than we can.

Risks Associated with Our Advertisers and Strategic Partners

We depend on a small group of advertising customers.

In the three months ended March 31, 2000, MyPoints accounted for 28.4% of our revenues and in the year ended December 31, 1999, MyPoints accounted for 14.2% of our revenues. No other customer accounted for more than 10.0% of our revenues. Our top five customers, in the aggregate, accounted for approximately 44% of our revenues during the three months ended March 31, 2000 and 40.0% of our revenues during 1999. If we lose one or more of our top customers and do not attract additional customers, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease.

Our relationship with Pearson Television may not be successful.

In January 1999, we entered into an agreement with Pearson Television under which we were granted exclusive rights to provide Internet games in the English language based on the television games Family Feud, Match Game, 100% and Password. Our rights under this agreement will expire in September 2001 unless Pearson elects to extend them. In addition, Pearson may terminate this agreement if Michael Simon, our Chief Financial Officer, ceases to be employed by us in a senior management capacity. If Pearson terminates or does not renew the agreement, it will have the rights to distribute Internet games either directly or through one of our competitors. Pearson retains the trademark rights for these shows. The termination of this relationship would have a material adverse effect on our business, results of operations and financial condition. Even if

Pearson were willing to renew the contract, it may not be willing to do so on terms that are favorable to us. As a result, we might not be able to recover the significant investment of resources and our management's time we made in developing these Internet games.

As part of our agreement with Pearson, we have guaranteed minimum royalty payments of $200,000 per broadcast year, for two broadcast years, to Pearson pertaining to these Internet games. In the event that one or more of these games is not financially successful for us, we are still obligated to make minimum royalty payments to Pearson.

Risks of Our Business Model

Competition in the online entertainment industry is intense and a failure to adequately respond to competitive pressure could result in lower revenues.

There are many companies that provide Web sites and online destinations targeted to audiences seeking various forms of entertainment content. All of these companies compete with us for visitor traffic, advertising dollars and electronic commerce sales. This competition is intense and is expected to increase significantly in the future as the number of entertainment-oriented Web sites continues to grow. Our success will be largely dependent upon the perceived value of our content relative to other available entertainment alternatives, both online and elsewhere.

Increased competition could result in:

     o price reductions and lower profit margins;
     o lower advertising rates;
     o loss of visitors or visitors spending less time on our sites;
     o reduced page views or advertising impressions; and
     o loss of market share.

Many of our existing and potential competitors, in comparison to us, have:

     o longer operating histories;
     o greater name recognition in some markets;
     o larger customer bases; and
     o significantly greater financial, technical and marketing resources.

These competitors may also be able to:

     o undertake more extensive marketing campaigns for their brands and services;
     o adopt more aggressive advertising pricing policies;
     o use superior technology platforms to deliver their products and services; and
     o make more attractive offers to potential employees, distribution partners, product manufacturers, inventory suppliers, advertisers and third-party content providers.

Our competitors may develop content that is better than ours or that achieves greater market acceptance. Sony Station, for example, currently has the exclusive right to the online versions of the television game shows Jeopardy and Wheel of Fortune and the board game Trivial Pursuit. In addition, new competitors may emerge and acquire significant market share.

We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. If advertisers perceive the Internet or our Web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budgets to our Web sites.

Our plans to expand our entertainment business beyond our core game show sites may not be successful.

Almost all of our experience to date is with online games and game shows. Because we have only limited experience with businesses beyond our core gaming sites, we cannot predict whether we will be able to successfully expand into other online entertainment businesses. Expanding our business will require us to expend significant amounts of capital to be able to contend with competitors that have more experience than we do in these businesses and may also have greater resources to devote to these businesses. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day core business and devote a substantial amount of time expanding into new areas. If we are unable to effectively expand our business or manage any such expansion, our financial results will suffer and our stock price will decline.

Risks Related to the Internet Industry

Our revenues depend on the continuing growth of the Internet.

Our future success is dependent on the increased use of the Internet. We cannot assure you that the market for Internet services will continue to grow or become sustainable.

The Internet may not continue as a viable commercial marketplace because of many factors, including:

     o the inadequate development of the necessary infrastructure;
     o a lack of development of complementary products such as high speed modems and high speed communication lines; and
     o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. We cannot assure you that the Internet infrastructure will be able to support the demands placed on it by this continued growth. In addition to the Internet's uncertain ability to expand to accommodate increasing traffic, critical issues concerning the use of the Internet, including security, reliability, cost, ease of deployment and administration and quality of service, remain unresolved. A number of states, for example, have recently permitted telephone companies to charge increased rates for consumers connecting to the Internet. Concerns regarding these issues may affect the growth of the use of Internet. If the Internet fails to continue as a viable marketplace, or develops more slowly than expected, our growth will slow or stop and our business and financial results will suffer.

We will only be able to execute our business plan if Internet advertising increases.

Consumer usage of the Internet is relatively new and the success of the Internet as an advertising medium will depend on its widespread adoption. The adoption of Internet advertising, particularly by those entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertising and electronic commerce partners have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. We expect that revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. If the Internet advertising market develops more slowly than we expect, or if we are unsuccessful in increasing our advertising revenues, our revenues will not grow as we expect and our business will suffer.

If we are not able to adapt as Internet technologies and customer demands continue to evolve, we may become less competitive and our business will suffer.

We must adapt to rapidly evolving Internet technologies by continually enhancing our existing services and introducing new services to address our customers' changing demands. We expect to incur substantial costs in modifying our services and infrastructure and in recruiting and hiring experienced technology personnel to adapt to changing technology affecting providers of Internet services. If we cannot hire the necessary personnel or adapt to these changes in a timely manner or at all, we will not be able to meet our users' demands for increasingly sophisticated entertainment and we will become less competitive. As a result, our revenues would decline and our business will suffer.

Changes in government regulation could adversely affect our business.

Changes in the legal and regulatory environment that pertains to the Internet could result in a decrease in our revenues and an increase in our costs. New laws and regulations may be adopted. Existing laws may be applied to the Internet and new forms of electronic commerce. New and existing laws may cover issues like:

     o sales and other taxes;
     o pricing controls;
     o characteristics and quality of products and services;
     o consumer protection;
     o cross-border commerce;
     o libel and defamation; and
     o copyright, trademark and patent infringement.

Customer uncertainty and new regulations could increase our costs and prevent us from delivering our products and services over the Internet. It could also slow the growth of the Internet significantly. This could delay growth in demand for our products and limit the growth of our revenues.

Our games and game shows are subject to gaming regulations that are subject to differing interpretations and legislative and regulatory changes that could adversely affect our ability to grow our business.

We operate online games of skill and chance that are regulated in many jurisdictions and, in some instances, we reward prizes to the participants. The selection of prize winners is sometimes based on chance, although none of our games requires any form of monetary payment. The laws and regulations that govern our games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel components of our products that could result in additional development costs and the possible loss of revenue.

User concerns and government regulations regarding privacy may result in a reduction in our user traffic.

Web sites sometimes place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Our company and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. For example, the European Union recently adopted a privacy directive that may limit the collection and use of information regarding Internet users. These efforts may limit our ability to target advertising or collect and use information regarding the use of our Web sites, which would reduce our revenues. Fears relating to a lack of privacy could also result in a reduction in the number of our users.

If Congress adopts legislation that bans online offshore casino gambling, we will lose revenues derived from some of our advertisers and, if we do not take appropriate measures to comply with the law, may be subject to legal penalties.

The Congress of the United States is considering legislation that would render unlawful offshore casino gambling offered online in the United States. If this legislation is enacted in a form similar to the bill pending in Congress, we would need to terminate or modify our current agreements with offshore casino site advertisers, which would result in a loss of revenue.

In addition, such legislation could impose penalties on United States-based companies that are deemed to aid in the operation of offshore online casinos or encourage the use of those sites by United States residents. Accordingly, it is possible that we could be liable for criminal or civil penalties if we did not take proper measures to terminate or modify our agreements with online casino sites.

We may be liable for the content we make available on the Internet.

We make content available on our Web sites and on the Web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our sites to other Web sites. We may incur costs to defend ourselves against even baseless claims and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

Other Risks Impacting Our Business

We may not effectively manage our growth.

In order to execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems and resources. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. Also, we have recently hired some of our key employees, including our Chief Executive Officer, Chief Operating Officer, Executive Vice President of Product Marketing, Executive Vice President of Sales and Marketing and Executive Vice President of Merchandising. These individuals do not have significant experience working with us or together as our management team.

We must continue to improve our operational and financial systems and managerial controls and procedures. We will need to continue to expand, train and manage our workforce. We must also maintain close coordination among our technical, accounting, finance, marketing, sales and editorial organizations. If we do not effectively manage this growth, we will not be successful in executing our business plan.

The loss of our key personnel would impede our future success, and we may have difficulty attracting and retaining highly-skilled employees.

Our future success depends, in part, on the continued service of our key management personnel. Our future success also depends on our ability to attract, retain and motivate highly-skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. The employment agreements that we have with our key management personnel provide for at-will employment and any of our management personnel can terminate their employment with us at any time. The loss of the services of these individuals or other key employees, and the failure to attract and retain other highly qualified employees, would have a material adverse effect on our ability to continue to develop and effectively manage our business. We do not maintain key person life insurance policies on any of our key management personnel.

The technical performance of our Web sites is critical to our business and to our reputation.

The computer systems that support our Web sites are largely designed and maintained by us at significant expense. We may not be able to successfully design and maintain our systems in the future. We also license communications infrastructure software that we utilize in Uproar 2000 from Tibco Software, Inc. The license agreement with Tibco does not contain a defined termination date. If the Tibco license is terminated, we would likely suffer a disruption in our business and a replacement system could be difficult to identify and obtain. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites, could result in reduced user traffic and reduced revenue. We have in the past experienced slower response times and interruptions in service because of equipment or software down time related to the high volume of traffic on our Web sites and our need to deliver frequently updated information to our users. We cannot assure you that we will be able to expand our systems to adequately accommodate our growing user base. We could also be affected by computer viruses, electronic break-ins from unauthorized users, or other similar disruptions or attempts to penetrate our online security systems. Any secure provider system disruption or failure, security breach or other damage that interrupts or delays our operations could harm our reputation and cause us to lose users, advertisers and sponsors and adversely affect our business and operations.

We currently maintain production servers in New York City and London and California. Our domestic data centers are operated at facilities provided by Level 3 Communications and Digital Telemedia. Our London data center is operated by PSI Net. Our operations depend on these facilities' ability to protect their and our systems against damage from fire, power loss, water, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by our servers could have a material adverse effect on our ability to deliver high-quality content to, and produce fast response times for, our users.

Our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. These providers have had interruptions in their services for hours and, in some cases, days, due to system failures unrelated to our systems. Any future interruptions would be beyond our control to prevent and could harm our reputation and adversely affect our business.

We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

We do not currently maintain patents on our technology and others may be able to develop similar technologies in the future. We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our intellectual property rights. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. It may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. Our multi-user games run on proprietary software systems developed by us at significant expense. Nonetheless, we do not maintain patents on our technology and others may be able to develop similar technologies in the future.

We cannot be certain that our products do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Disputes concerning the ownership of rights to use intellectual property could be costly and time consuming to litigate, may distract management from other tasks of operating our business, and may result in our loss of significant rights and the loss of our ability to effectively operate our business.

Any joint ventures, acquisitions and alliances we make could be disruptive to our business and be dilutive to our investors.

As part of our business strategy, we pursue alliances or joint ventures with, and may attempt to acquire, complementary businesses, technologies, services or products, some of which may be significant. We recently agreed to establish a joint venture to produce a local language version of our flagship entertainment site, uproar.com, in Japan. These relationships may require significant management attention and, in some cases, additional working capital. If we form a joint venture with or acquire a company, we could have difficulty in assimilating its operations and assimilating and retaining its key personnel. These difficulties could disrupt our business and disrupt our management and employees.

It may also be necessary for us to raise additional funds to finance future transactions. Any equity or debt financings, if available at all, may adversely impact our operations and, in the case of equity financings, may result in dilution to existing stockholders.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will likely need to raise additional funds in the future. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to:

     o fund our expansion;
     o successfully promote our brand;
     o develop or enhance our services;
     o respond to competitive pressures; or
     o take advantage of acquisition opportunities.

If additional funds are raised by our issuing additional equity securities, stockholders may experience dilution of their ownership interest and, if approved by our stockholders, the newly issued securities could have rights superior to those of the shares of Common Stock sold in this offering. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

Our stock price has experienced, and is likely to continue to experience, extreme price and volume fluctuations.

The price at which our common stock will trade is likely to be highly volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. We cannot predict the extent to which investor interest will lead to the development of an active trading market in the United States or how liquid the market might become. As a result, investors in our common stock may experience a significant decrease in the value of their commons stock regardless of our operating performance or prospects.

The liquidity and trading patterns of our common stock listed on the European Association of Securities Dealers' Automated Quotation System, or EASDAQ, may be substantially different from those of our shares of common stock that are traded on the Nasdaq National Market and may adversely affect the price of our common stock. We are one of an extremely small number of issuers that quotes its shares on both EASDAQ and the Nasdaq National Market. We have had shares of common stock listed on EASDAQ since July 8, 1999. The shares that were offered in our initial public offering in the United States were listed on both the Nasdaq National Market and EASDAQ. Our shares of common stock listed on EASDAQ prior to the US public offering were not registered in the United States and are restricted securities in the United States. To be sold in the United States, these shares must either be registered with the Securities and Exchange Commission or must be qualified for sale under an exemption from registration under US securities laws. EASDAQ is a relatively new quotation system and has relatively low trading volumes for its stocks. As a result, the price at which our common stock will trade on EASDAQ may be subject to significant price fluctuations that will also affect the price of our common stock trading on the Nasdaq National Market. Historical trading prices on EASDAQ also are not indicative of the prices at which our common stock will trade on either EASDAQ or the Nasdaq National Market in the future. Moreover, EASDAQ may experience delays in settlement and clearance as trading develops, which could adversely affect the price of our common stock.

If our stock price is volatile, we may become subject to securities litigation which is expensive and could result in a diversion of resources.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Many companies in the Internet industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources.

Our charter documents and Delaware law may inhibit a takeover that stockholders may consider favorable.

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

We do not plan to pay dividends in the foreseeable future and, as a result, stockholders will need to sell shares to realize a return on their investment.

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion or our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, you will need to sell your shares of Common Stock in order to realize a return on your investment and you may not be able to sell your shares at or above the price you paid for them.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(a) Change in Securities:

In February 2000, we completed the sale of 1,265,372 shares of our Common Stock at approximately $19.76 per share to an accredited investor for the aggregate purchase price of approximately $25 million. The transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

(b) Use of Proceeds:

On March 16, 2000, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-93315 for our public offering of Common Stock in the United States (the "Offering"). We realized net proceeds of approximately $77.1 million from the Offering. During the three months ended March 31, 2000, the Company did not use any of the proceeds from the Offering.

Item 3. Defaults Upon Senior Securities

[NONE]

Item 4. Submission of Matters to a Vote of Securities Holders

[NONE]

Item 5. Other Information

[NONE]

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

        27.1     Financial Data Schedule

(b) We did not file any reports on Form 8-K during the three months ended March 31, 2000.

Item 7. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  May 12, 2000                                (Registrant) UPROAR INC.

                                                   By: /s/ Kenneth D. Cron
                                                      ---------------------
                                                   Kenneth D. Cron
                                                   Chief Executive Officer

                                                   By: /s/ Michael K. Simon
                                                      ---------------------
                                                   Michael K. Simon
                                                   Chief Financial Officer