Form 10-Q
period 2000-06-30
UPROAR INC
filed 2000-08-08
CIK 1101179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                               (212) 714-9500
                               --------------
             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

As of June 30, 2000 there were 28,020,609 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          Uproar Inc. and Subsidiaries
                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           December 31, 1999 and June 30, 2000                                 3

         Condensed Consolidated Statements of
           Operations for the three and six months ended
           June 30, 1999 and June 30, 2000                                     4

         Condensed Consolidated Statements of
           Cash Flows for the six months ended June 30,
           1999 and June 30, 2000                                              5

         Notes to Condensed Consolidated Financial
           Statements                                                          6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk                                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    30

Item 2.  Changes in Securities and Use of Proceeds                            30

Item 3.  Defaults upon Senior Securities                                      30

Item 4.  Submission of Matters to a Vote of Securities Holders                30

Item 5.  Other Information                                                    30

Item 6.  Exhibits and Reports on Form 8-K                                     30

Item 7.  Signatures                                                           31

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                          Uproar Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                            June 30,              December 31,
                                                        ------------------     -------------------
                                                              2000                    1999
                                                        ------------------     -------------------
                                                           (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                           $  9,253,122            $ 15,135,742
      Short term investments                                85,376,894                       -
      Restricted cash                                          603,408                 604,275
      Accounts receivable - net of allowance for
       doubtful accounts of $396,000 and $271,000,
       respectively                                          6,233,329               3,767,769
      Prepaid advertising                                    3,796,004               3,861,996
      Other current assets                                   1,273,902                 744,612
                                                          ------------            ------------
          Total current assets                             106,536,659              24,114,394
                                                          ------------            ------------

Property and equipment, net                                  9,205,069               5,031,429
Intangible assets, net                                       7,625,666              10,649,387
Prepaid advertising, long term portion                         948,999               2,847,005
Other long term assets                                         412,025                 173,426
                                                          ------------            ------------
          Total assets                                    $124,728,418            $ 42,815,641
                                                          ============            ============

Liabilities and stockholders' equity
Current liabilities:
      Current portion of capital lease obligations        $    194,745            $    102,777
      Trade accounts payable                                 2,250,536               1,390,908
      Accrued expenses and other current liabilities         4,574,382               4,065,969
                                                          ------------            ------------
          Total current liabilities                          7,019,663               5,559,654
                                                          ------------            ------------

Long term portion of capital lease obligation                  183,753                  51,681

Stockholders' equity:
     Preferred stock, $.01 par value, 48,000,000
        shares authorized, none issued                               -                       -
     Common stock, $.01 par value, 112,000,000
        shares authorized;  28,020,609 and
        23,971,948 shares issued and outstanding
        at June 30, 2000 and December 31, 1999,
        respectively                                           280,206               1,198,597
      Additional paid-in capital                           189,009,215              85,193,156
      Accumulated deficit                                  (71,705,969)            (49,149,339)
      Accumulated other comprehensive (loss)                   (58,450)                (38,108)
                                                          ------------            ------------
          Total stockholders' equity                       117,525,002              37,204,306
                                                          ------------            ------------

          Total liabilities and stockholders' equity      $124,728,418            $ 42,815,641
                                                          ============            ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations



                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                         ------------------------------------  ------------------------------------
                                               2000              1999                2000              1999
                                         --------------    ------------------  --------------     -----------------
Revenues                                  $  6,864,281        $  1,511,927      $ 12,768,854         $  2,509,008
Cost of revenues                            (2,096,640)           (531,249)       (4,264,375)            (848,302)
                                          ------------        ------------      ------------         ------------
Gross profit                                 4,767,641             980,678         8,504,479            1,660,706
                                          ------------        ------------      ------------         ------------
Sales and marketing                          9,358,526           3,431,155        18,130,410            5,813,158
Product and technology
  development                                2,204,646             826,888         3,970,172            1,527,279
General and administrative                   3,765,909           2,198,179         7,538,794            3,610,173
Amortization of intangible assets            1,514,711           1,519,807         3,037,300            3,035,613
                                          ------------        ------------      ------------         ------------

Total operating expenses                    16,843,792           7,976,029        32,676,676           13,986,223
                                          ------------        ------------      ------------         ------------

Loss from operations                       (12,076,151)         (6,995,351)      (24,172,197)         (12,325,517)
Other income (expenses):
  Litigation settlement                              -                   -          (350,000)                   -
  Foreign exchange gain (loss)                  (9,068)           (150,558)          (77,965)            (149,606)
  Interest income                            1,583,673              90,681         2,091,477              194,307
  Interest expense                             (28,806)             (2,974)          (29,906)              (4,000)
  Other income (expense)                         4,193             (47,000)            3,566              (47,000)
                                          ------------        ------------      ------------         ------------

Loss before income taxes                   (10,526,159)         (7,105,202)      (22,535,025)         (12,331,816)
Provision for income taxes                       9,565              40,205            21,605               45,004
                                          ------------        ------------      ------------         ------------
Net loss                                  $(10,535,724)       $ (7,145,407)     $(22,556,630)        $(12,376,820)
                                          ============        ============      ============         ============

Basic and diluted net loss per common
  share                                   $      (0.38)       $      (0.34)     $      (0.85)        $      (0.61)
Weighted average number of
  common shares outstanding                 28,009,733          20,803,266        26,622,856           20,346,202
                                          ============        ============      ============         ============


The results for all periods have been restated to reflect the acquisition of PrizePoint Entertainment Corporation which was completed on June 7, 1999 and accounted for as a pooling of interests.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows



                                                              Six Months Ended
                                                                  June 30,
                                                            2000            1999
                                                       -------------   --------------

Cash flows from operating activities
Net loss                                                $(22,556,630)   $ (12,376,820)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                          4,150,230        3,309,462
    Unrealized loss on available for sale securities           1,064                -
    Provision for doubtful accounts                          235,000                -
    Amortization of prepaid advertising services           1,898,006                -
    Stock compensation expense                               235,018          183,244
    Changes in operating assets and liabilities:

      Accounts receivable                                 (2,700,560)        (823,305)
      Prepaid advertising and other current assets          (463,298)        (487,290)
      Trade accounts payable                                 859,628          493,883
      Accrued expenses and other current liabilities         508,413          399,990
      Other long term assets                                (238,599)         138,685
                                                       -------------    -------------
    Net cash used in operating activities                (18,071,728)      (9,162,151)
Cash flows from investing activities
    Purchase of short term investments                   (85,376,894)               -
    Purchase of property and equipment                    (5,024,185)      (1,129,681)
    Decrease in restricted cash                                  867                -
                                                       -------------    -------------
    Net cash used in investing activities                (90,400,212)      (1,129,681)
Cash flows from financing activities
    Proceeds from issuance of common stock               102,106,301        9,969,253
    Proceeds from exercise of stock options &
      warrants                                               556,349                -
    Principal payments on capital lease obligations          (51,924)         (35,172)
                                                       -------------    -------------
    Net cash provided by financing activities            102,610,726        9,934,081
    Effect of exchange rate on cash                          (21,406)        (228,161)
    Net decrease in cash and cash equivalents             (5,882,620)        (585,912)
    Cash and cash equivalents, beginning of period        15,135,742        7,035,645
                                                       -------------    -------------
    Cash and cash equivalents, end of period           $   9,253,122    $   6,449,733
                                                       =============    =============
Supplemental disclosure of cash flow information
    Interest paid                                      $      29,906    $       4,000
    Issuance of common stock for advertising
       services and intangibles                        $           -    $  24,655,875
    Purchase of equipment under capital lease
       obligations                                     $     275,964    $           -


The results for all periods have been restated to reflect the acquisition of PrizePoint Entertainment Corporation which was completed on June 7, 1999 and accounted for as a pooling of interests.

See accompanying notes to unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)    Organization and Summary of Significant Accounting Policies

       (a)    Unaudited Interim Condensed Consolidated Financial Statements

              The unaudited interim consolidated financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

              In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of their operations for the three and six months ended June 30, 2000 and 1999 and their cash flows for the six months ended June 30, 2000 and 1999.

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

              The Company provides online game shows and interactive single- and multi-player games that appeal to a broad audience. The Company seeks to attract a large, quality audience by offering highly engaging and "sticky" products. Players access the products free of charge, with the Company's revenue primarily being generated through the sale of advertising. The Company operates in one business segment.

       (c)    Principles of consolidation

              The consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (d)    Short term investments

              $65 million of the Company's short-term investments consist of commercial paper and mutual funds which are stated at amortized cost and classified as held-to-maturity.

              $20 million of the Company's short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These investments primarily consist of commercial paper which are stated at their estimated fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains, realized losses and decline in value, judged to be other-than-temporary, are included in other income. There were no gross realized gains or losses from sales of securities in the periods presented. As of June 30, 2000, the Company had gross unrealized losses of $1,064 from its available-for-sale short-term investments.

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

        (f)   Major customers

              For the three and six months ended June 30, 2000, there was one customer that accounted for 15% and 21% of revenues generated by the Company, respectively. No other customer accounted for greater than 10% of revenues.

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

              The Company commenced selling merchandise through its Web site in December 1999 and has recognized related revenues of approximately $15,000 and $34,000 for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. In June 2000, the Company made a strategic decision to focus on its core strength of online entertainment, and exit the e-commerce business. As a direct result, the Uproar store was closed. The related inventory, amounting to approximately $192,000 at June 30, 2000, will be used for game prizes.

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

              The Company enters into arrangements with third parties whereby the Company's games are displayed on the third parties' Web sites. The revenues generated from advertising in connection with the use of the Company's games are recognized ratably in the period in which the advertising is displayed on the third parties' Web sites. Generally the Company is responsible for selling the advertising, billing, and collections and is obligated to pay the third party their fees for displaying the games on their Web sites regardless of whether the Company collects the advertising revenue. In these situations the Company records the gross advertising revenues and the payments to the third parties are recorded as cost of revenues. When the third party sells the advertising and pays the Company a portion of the advertising revenues, the Company only recognizes revenue for its portion of the gross revenues.

              Revenues include barter revenues from the exchange by the Company of services or advertising space on the Company's Web sites for reciprocal advertising or promotional services including prizes. Revenues from these barter transactions are recorded at the estimated fair value of the services or advertisements delivered, unless the fair value of the goods or services received is more objectively determinable, and are recognized when the advertisements are run on the Company's Web sites or services are provided. The related expense is recorded when it is incurred and classified as sales and marketing expenses or cost of revenues in accordance with the terms of the barter agreement. When the barter transaction involves advertising exchanged for advertising, the Company recognizes barter advertising revenues only if the bartered advertising is similar to previous advertising sold to third parties for cash and is limited to the amount of available similar cash advertising during the prior six month periods.

       (h)    Business segment reporting

              The Company has determined that it does not have any separately reportable business segments. However, related disclosures about products and services and geographic areas are included in note 4.

       (i)    Per share data

              The Company computes per share data in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing the net income available to Common Stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of net income per share to the extent such shares are dilutive. Common Stock equivalents were not included in the calculation of loss per share for any periods presented since they were anitdilutive.

       (j)    Recent accounting pronouncements

              The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective July 1, 2000, and determined that SFAS No. 133 will not have an effect on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

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

              In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

(2)    Stockholders' equity

       (a)    Par value

              On December 16, 1999, Uproar Inc. was incorporated in the state of Delaware. On January 26, 2000, Uproar Ltd. domesticated from Bermuda to Delaware, and on January 27, 2000, merged with Uproar Inc. Simultaneous with the merger, the number of authorized shares of Common Stock was increased to 112,000,000, with a par value of $.01 per share.

       (b)    Sale of Common Stock to Trans Cosmos

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

(3)    Commitments and contingencies

       (a)   Pearson Television

             Under the terms of an agreement with Pearson Television Limited, should Pearson meet certain television distribution targets for its game shows in the United States, it will be granted 400,000 shares of Common Stock between September 30, 1999 and August 2000 and a further 400,000 shares between September 2000 and August 2001. Since, as of June 30, 2000, it was not considered probable that the distribution target under the Pearson Television agreement would be met, no accounting has been provided for this transaction in these consolidated financial statements.

       (b)   Other commitment

             In connection with two office leases, the Company has letters of credit outstanding for approximately $603,408. The cash balances supporting the letters of credit are reported as restricted cash.

(4)    Segment reporting

       In presenting segment information, the Company has applied the provisions of SFAS No. 131. The Company has determined that it does not have any separately reportable business segments.

       The Company attributes revenues to different geographic areas on the basis of the location of the customer. Revenues by geographic area are as follows:

                                           Revenues
                 ------------------------------------------------------------
                 Three months ended June 30,     Six months ended June 30,
                 ----------------------------   -----------------------------
                      2000            1999           2000            1999
                 -------------   ------------   -------------    ------------
United States    $  6,633,938    $  1,384,591   $  12,441,089    $  2,330,778
England               136,552         127,336         217,092         178,230
Other                  93,791               -         110,673               -
                 ------------    ------------   -------------    ------------

  Total          $  6,864,281    $  1,511,927   $  12,768,854    $  2,509,008
                 ============    ============   =============    ============

Investments in long-lived assets by geographic area are as follows:

                             Property and Equipment
                              and Intangible Assets
                     --------------------------------------
                         June 30,            December 31,
                     ----------------    ------------------
                           2000                  1999
                     ----------------    ------------------

United States         $   16,523,358        $  15,394,683
England                      143,195               89,496
Hungary                      150,821              184,618
Germany                       13,361               12,019
                      --------------        -------------

Total                 $   16,830,735        $  15,680,816
                      ==============        =============


(5)  Litigation Settlement

     In February 2000, the Company settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc.", in which it was a party defendent, relating to an alleged personal injury, by a payment of $350,000.

(6)  Subsequent Events

     On July 26, 2000, the Company entered into an agreement to acquire iwin.com, Inc. Under the terms of the definitive agreement, Uproar will acquire all outstanding shares of iwin.com in a stock-for-stock transaction in which iwin.com stockholders will receive an aggregate of approximately
     14.7 million shares of Uproar common stock. The transaction is anticipated to close in the fourth quarter of 2000.

     On August 7, 2000, the Company entered into an agreement to acquire ibetcha.com Inc. Under the terms of the definitive agreement, Uproar will acquire all outstanding shares of the parent company of ibetcha.com Inc. in a stock-for-stock transaction in which the selling stockholders will receive approximately 1.33 million shares of Uproar common stock. It is anticipated that the transaction will be consummated in August 2000.


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

AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (II) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES, (III) THE INTERNET AND INTERNET COMMERCE AND (IV) THE COMPANY'S FINANCING PLANS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD ALSO BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES RELATED THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

We recognize sponsorship advertising revenue ratably in the period in which the sponsor's advertisement is displayed and costs associated with customizing the advertisements received from sponsors are expensed as incurred. We recognize revenues from our strategic partner arrangements ratably in the period in which our games are displayed on a third party's Web site. We are obligated to pay our strategic partners their fee regardless of whether we ultimately collect the advertising revenue. In those situations where we are responsible for selling the advertising, billing and collections, we record the gross advertising revenues, and payments to our strategic partners are recorded as cost of revenues. In those situations where our strategic partners are responsible for selling the advertising, billing and collections, we recognize revenue only to the extent of our share of net revenues.

If a payment is received prior to the time that we recognize revenue, we record that payment as deferred revenues.

We also engage in barter transactions in an effort to enhance our marketing efforts and improve our reach to potential new users. Under these arrangements, we deliver game content, including prizes, to a third party, or display on our Web sites advertisements promoting the third party's goods and services in exchange for its agreement to run advertisements promoting our Web sites. Revenues and costs from barter arrangements are recorded at the estimated fair value of the advertisements or services we provide, unless the fair value of the goods or services we receive can be determined more objectively. We recognize barter revenue at the time we deliver the third party's advertisement or product to our users. We recognize barter costs when our advertisements are displayed by the third-party to its users. Barter costs are recorded either as sales and marketing expenses or as costs of revenue. The breakdown of costs is dependent upon the nature of the goods or services received by the third party. Although our revenues and related costs will be equal at the conclusion of the barter transaction, the amounts may not be equal in any particular quarter. Barter revenues constituted 7.2% and 7.6% of total revenues for the three and six months ended June 30, 2000 and 11.2% and 16.1% of total revenues for the three and six months ended June 30, 1999.

Revenues increased to $6.9 million and $12.8 million for the three and six months ended June 30, 2000, respectively, as compared with $1.5 million and $2.5 million for the three and six months ended June 30, 1999, respectively. The period-to-period growth in revenues of $5.4 million and $10.3 million for the three and six months ended June 30, 2000, respectively resulted from an increase in:

   o the number of advertisers as well as the average commitment per advertiser,
   o our Web site traffic,
   o the number of sales personnel and
   o marketing and advertising expenditures.

Advertising revenues for the three and six months ended June 30, 2000 were $6.6 million and $12.2 million, respectively, which represented 95.5% and 95.5%, respectively, of total revenues. Advertising revenues for the three and six months ended June 30, 1999 were $1.5 million and $2.5 million, respectively, which represented 98.3% and 98.5%, respectively, of total revenues. Since June 1999, we significantly increased our sales force, relaunched our Web site, and ran a marketing campaign to promote brand awareness. We anticipate the advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future.

Cost of Revenues

Cost of revenues consist of prizes, ad serving fees, Internet connection costs, depreciation, partner royalties, and costs of merchandise sold. Gross margins were 69.5% and 66.6%, respectively, for the three and six months ended June 30, 2000 and 64.9% and 66.2%, respectively, for the three and six months ended June 30, 1999. Cost of revenues were $2.1 million and $4.3 million, respectively, for the three and six months ended June 30, 2000 and $0.5 million and $0.8 million for the three and six months ended June 30, 1999. The increase in cost of revenues was due primarily to:

   o an increase in the prizes awarded due to the increase in users,
   o an increase in internet costs to support the increase in Web Site traffic,
   o increase in royalties which are a function of revenue, and
   o ad serving fees.

The increase in gross margin for the three months ended June 30, 2000 was primarily due to a decrease in prizes and internet connection costs as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist of advertising, salaries and related expenses of sales and marketing personnel, commissions, public relation expenses and other marketing related expenses. Sales and marketing expenses were $9.4 million and $18.1 million for the three and six months ended June 30, 2000 respectively, as compared with sales and marketing expenses of $3.4 million and $5.8 million for the three and six months ended June 30, 1999, respectively. The period to period increases were attributed to increases in advertising and public relations expense, salaries, barter advertising, and depreciation

Product and Technology Development Expenses

Product and technology development expenses include staff costs and related expenses associated with the development, testing and upgrades to our Web site. Product development expenses were $2.2 million and $4.0 million for the three and six months ended June 30, 2000, respectively, as compared with product and technology development expenses of $0.8 million and $1.5 million for the three and six months ended June 30, 1999, respectively. The period to period increases were attributed to increases in salaries and consultants fees to reach staffing levels to support our Web Site and to enhance content and features. Additionally, product development expenses increased as a result of added features in connection with the launch of our site redesign in the UK in April 2000.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees, and other corporate expenses. General and administrative expenses were $3.8 million and $7.5 million for the three and six months ended June 30, 2000, respectively, as compared with general and administrative expenses of $2.2 million and $3.6 million for the three and six months ended June 30, 1999, respectively. The period to period increases were attributed to increases in recruitment fees and salaries and is reflective of the highly competitive nature of hiring in the new media industry. The increases were also due to increases in legal and professional fees, rental costs, insurance costs, and costs related to our operation as a public company, such as directors and officers' liability insurance and professional service fees.

Interest Income

Interest income results from interest earned on our cash and investments and amortization of debt discounts. Interest income was $1.6 million and $2.1 million for the three and six months ended June 30, 2000, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 1999, respectively. The increases resulted from investments made with the net proceeds raised by the public offering of 2,500,000 shares of common stock, which are presently listed on the Nasdaq National Market, and the sale of 1,265,372 shares of common stock to Trans Cosmos.

Litigation Settlement

In February 2000, we settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc." in which we were a party defendent, relating to an alleged personal injury, by a payment of $350,000.

Liquidity and Capital Resources

To date, we have primarily financed our operations through the sale of our equity securities. As of June 30, 2000, we had approximately $9.3 million in cash and cash equivalents and $85.4 million in short term investments, an increase from $15.1 million in cash and cash equivalents and no short term investments on December 31, 1999. Net cash used in operating activities was $18.1 million, and $9.2 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities resulted primarily from our net operating losses, partially offset by:

     o depreciation and amortization;
     o increase in accounts payable and accrued expenses

Net cash used in investing activities was $90.4 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively, as we invested the capital raised in our public offering and sale of common stock to Trans Cosmos, as well as purchased equipment to enhance and develop our technical infrastructure.

Net cash provided by financing activities was $102.9 million and $9.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of proceeds from the sale of shares of our common stock. On February 2, 2000, we raised approximately $25.0 million from the sale of 1,265,372 shares of our common stock to Trans Cosmos. On March 22, 2000, we raised approximately $77.1 million from the public offering of 2,500,000 shares of our common stock, which are presently listed on the Nasdaq National Market.

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

On July 26, 2000, the Company entered into an agreement to acquire iwin.com, Inc. Under the terms of the definitive agreement, Uproar will acquire all outstanding shares of iwin.com in a stock-for-stock transaction in which iwin.com stockholders will receive an aggregate of approximately 14.7 million shares of Uproar common stock. The transaction is anticipated to close in the fourth quarter of 2000.

On August 7, 2000, the Company entered into an agreement to acquire ibetcha.com Inc. Under the terms of the definitive agreement, Uproar will acquire all outstanding shares of the parent company of ibetcha.com Inc. in a stock-for-stock transaction in which the selling stockholders will receive approximately 1.33 million shares of Uproar common stock. It is anticipated that the transaction will be consummated in August 2000.

We believe our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future.

Impact of Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective July 1, 2000, and determined that SFAS No. 133 will not have an effect on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

Market Risk

The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company has recorded an allowance for doubtful accounts of $396,000 and $271,000 as of June 30, 2000 and as of December 31, 1999, respectively.

Interest Rate Risk

The Company's investments are classified as cash and cash equivalents with original maturities of three months or less. The Company's short-term investments are in bonds that have fixed interest rates at the time of purchase. Therefore, changes in the market's interest rates do not significantly affect the carrying value of our cash equivalents or short-term investments as recorded by the Company.

                                  Risk Factors

Financial Risks

We have a history of losses since our inception, we expect future losses and may not be profitable in the future.

Since our inception in February 1995, we have not been profitable. If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance our Web sites, to promote awareness of our Web sites and to develop our business generally. At June 30, 2000, our accumulated deficit was approximately $71.7 million. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

Our acquisition of iwin.com and ibetcha.com, if completed, may not result in the benefits we anticipate from the combined company.

We recently entered into an agreement to acquire all of the capital stock and outstanding options and warrants of iwin.com for approximately 14.7 million shares of our common stock. We also recently entered into an agreement to acquire all of the capital stock of the parent company of ibetcha.com for approximately 1.33 million shares of our common stock. The integration of iwin.com and ibetcha.com into our operations may:

     o divert management's attention from running our existing business;
     o require us to expand resources integrating different technologies; and
     o strain our financial reporting systems and procedures.

The acquisitions may not result in the benefits we anticipate from the combined company and may underperform relative to our expectations, including with respect to increased traffic and pricing efficiencies. Moreover, the acquisitions will require us to amortize additional goodwill on financial statements, leading to an adverse effect on our operating results.

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

We derive a portion of our revenues from reciprocal advertising arrangements, or barter, under which we exchange advertising space on our Web sites, or provide game content or other services for third-party Web sites, predominantly for advertising space on other Web sites rather than for cash payments. In the three months ended June 30, 2000 and June 30,1999, we derived approximately $497,000, or 7.2% and $170,000 or 11.2% of our revenues, from these arrangements. In the six months ended June 30, 2000 and June 30, 1999, we derived approximately $966,000 or 7.6% and $403,000 or 16.1%, of our revenues, respectively, from these arrangements. We expect that barter will continue to account for some of our revenues in the foreseeable future. An accounting pronouncement recently issued, "EITF 99-17", prescribes limitations on revenues for barter advertising transactions. If our barter transactions increase and our revenues are limited our financial results may suffer.

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

We need to increase substantially our advertising sales department in the near future to support our planned growth. On June 30, 2000, our advertising sales department had 36 members. In October 1999, we hired an executive vice president to manage our enhanced sales and marketing efforts and it can take a relatively long time for a sales and marketing manager to begin to achieve desired results. Our ability to increase our sales department and improve its results involves a number of risks and uncertainties, including:

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

In the three and six months ended June 30, 2000, MyPoints accounted for 15% and 21% of our revenues respectively, and in the year ended December 31, 1999, MyPoints accounted for 14.2% of our revenues. No other customer accounted for more than 10.0% of our revenues. Our top five customers, in the aggregate, accounted for approximately 33% and 38% of our revenues during the three and six months ended June 30, 2000, respectively, and 40.0% of our revenues during 1999. If we lose one or more of our top customers and do not attract additional customers, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease.

Our relationship with Pearson Television may not be successful.

In January 1999, we entered into an agreement with Pearson Television under which we were granted exclusive rights to provide Internet games in the English language based on the television games Family Feud, Match Game, 100% and Password. Our rights under this agreement will expire in September 2001 unless Pearson elects to extend them. However, Pearson may terminate this agreement if Michael Simon, the President of Uproar International, ceases to be employed by us in a senior management capacity. If Pearson terminates or does not renew the agreement, it will have the rights to distribute Internet games either directly or through one of our competitors. Pearson retains the trademark rights for these shows. The termination of this relationship would have a material adverse effect on our business, results of operations and financial condition. Even if Pearson were willing to renew the contract, it may not be willing to do so on terms that are favorable to us. As a result, we might not be able to recover the significant investment of resources and our management's time we made in developing these Internet games.

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

There are many companies that provide Web sites and online destinations targeted to audiences seeking various forms of entertainment content. All of these companies compete with us for visitor traffic and advertising dollars. This competition is intense and is expected to increase significantly in the future as the number of entertainment-oriented Web sites continues to grow. Our success will be largely dependent upon the perceived value of our content relative to other available entertainment alternatives, both online and elsewhere.

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

Almost all of our experience to date is with online games and game shows. Because we have only limited experience with businesses beyond our core gaming sites, we cannot predict whether we will be able to successfully expand into other online entertainment businesses. Expanding our business will require us to expend significant amounts of capital to be able to contend with competitors that have more experience than we do in these businesses and may also have greater resources to devote to these businesses. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day core business and devote a substantial amount of time expanding into new areas. If we are unable to effectively expand our business or manage any such expansion, our financial results will suffer and our stock price will decline. The Company commenced selling merchandise through its Web site in December 1999 and has recognized related revenues of approximately $15,000 and $34,000 for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. In June 2000, the Company made a strategic decision to focus on its core strength of online entertainment, and exit the e-commerce business. As a direct result, the Uproar store was closed.

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

Consumer usage of the Internet is relatively new and the success of the Internet as an advertising medium will depend on its widespread adoption. The adoption of Internet advertising, particularly by those entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertising partners have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. We expect that revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. If the Internet advertising market develops more slowly than we expect, or if we are unsuccessful in increasing our advertising revenues, our revenues will not grow as we expect and our business will suffer.

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

Changes in the legal and regulatory environment that pertains to the Internet could result in a decrease in our revenues and an increase in our costs. New laws and regulations may be adopted. Existing laws may be applied to the Internet. New and existing laws may cover issues like:

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

In order to execute our business plan, we must grow significantly. This growth will place a significant strain on our personnel, management systems and resources. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. Also, we have recently hired some of our key employees, including our Chief Executive Officer, Chief Operating Officer, Executive Vice President of Product Marketing, and Executive Vice President of Sales and Marketing. These individuals do not have significant experience working with us or together as our management team.

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

The price at which our Common Stock will trade is likely to be highly volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. We cannot predict the extent to which investor interest will lead to the development of an active trading market in the United States or how liquid the market might become. As a result, investors in our Common Stock may experience a significant decrease in the value of their common stock regardless of our operating performance or prospects.

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

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, you will need to sell your shares of Common Stock in order to realize a return on your investment and you may not be able to sell your shares at or above the price you paid for them.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

No material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(a)  Use of Proceeds:

On March 16, 2000, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-93315 for our public offering of common stock in the United States (the "Offering"). We realized net proceeds of approximately $77.1 million from the Offering. Since the closing the Company estimates it has used the proceeds as follows:

     o   Capital expenditures ($1.8 million);
     o   Funding of operating activities ($9.4 million); and
     o   Cash and short term investments ($65.9 million)

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

(a) On June 30, 2000 we submitted matters to a vote of security holders at our Annual Meeting of Stockholders. The matters submitted are set forth in our proxy statement dated April 10, 2000.

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

27.1     Financial Data Schedule

Item 7.  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  August 8, 2000                                 (Registrant) UPROAR INC.


                                                   By: /s/ Kenneth D. Cron
                                                      --------------------------
                                                      Kenneth D. Cron
                                                      Chief Executive Officer



                                                   By: /s/ Joel E. Wilhite
                                                      --------------------------
                                                      Joel E. Wilhite
                                                      Chief Financial Officer