Form 10-Q
period 2000-09-30
UPROAR INC
filed 2000-11-14
CIK 1101179

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-29971


                                   UPROAR INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                         52-2192125
     -------------------------------              -------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                       240 WEST 35TH STREET
                       NEW YORK, NEW YORK                 10001
            ----------------------------------------    ----------
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

Yes /X/   No / /

As of October 31, 2000 there were 42,504,733 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          Uproar Inc. and Subsidiaries

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 2000 (unaudited) and December 31, 1999                3

         Unaudited Condensed Consolidated Statements of
           Operations for the three and nine months ended
           September 30, 2000 and September 30, 1999                           4

         Unaudited Condensed Consolidated Statements of
           Cash Flows for the nine months ended September 30,
           2000 and September 30, 1999                                         5

         Notes to Condensed Consolidated Financial
           Statements                                                          6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              14

Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk                                                             22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    36

Item 2.  Changes in Securities and Use of Proceeds                            36

Item 3.  Defaults upon Senior Securities                                      36

Item 4.  Submission of Matters to a Vote of Securities Holders                36

Item 5.  Other Information                                                    36

Item 6.  Exhibits and Reports on Form 8-K                                     36

Item 7.  Signatures                                                           38

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                          Uproar Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                        September 30,    December 31,
                                                                        -------------    -------------
                                                                             2000             1999
                                                                        -------------    -------------
Assets                                                                   (Unaudited)
Current assets:
          Cash and cash equivalents                                     $  13,188,553    $  15,135,742
          Short term investments                                           71,082,299             --
          Restricted cash                                                     603,408          604,275
          Accounts receivable - net of allowance for doubtful
             accounts of $768,000 and $271,000, respectively                9,128,597        3,767,769
          Prepaid advertising                                               3,796,004        3,861,996
          Other current assets                                              1,730,155          744,612
                                                                        -------------    -------------
               Total current assets                                        99,529,016       24,114,394
                                                                        -------------    -------------

Property and equipment, net                                                11,126,731        5,031,429
Goodwill and other intangible assets, net                                  14,377,043       10,649,387
Prepaid advertising, long term portion                                           --          2,847,005
Other long term assets                                                        684,463          173,426
                                                                        -------------    -------------
               Total assets                                             $ 125,717,253    $  42,815,641
                                                                        =============    =============

Liabilities and stockholders' equity
Current liabilities:
          Current portion of capital lease obligations                  $     168,844    $     102,777
          Trade accounts payable                                            3,248,120        1,390,908
          Accrued expenses and other current liabilities                    7,197,496        4,065,969
                                                                        -------------    -------------
               Total current liabilities                                   10,614,460        5,559,654
                                                                        -------------    -------------

Long term portion of capital lease obligation                                 161,543           51,681

Stockholders' equity:
          Preferred stock, $.01 par value, 48,000,000
               shares authorized, none issued                                    --               --
          Common stock, $.01 par value, 112,000,000
               shares authorized;  29,407,623 and
               23,971,948 shares issued and outstanding at
               September 30, 2000 and December 31, 1999, respectively         294,076        1,198,597
          Additional paid-in capital                                      198,457,921       85,193,156
          Accumulated deficit                                             (83,580,687)     (49,149,339)
          Deferred compensation                                              (137,672)            --
          Accumulated other comprehensive (loss)                              (92,388)         (38,108)
                                                                        -------------    -------------
               Total stockholders' equity                                 114,941,250       37,204,306
                                                                        -------------    -------------

               Total liabilities and stockholders' equity               $ 125,717,253    $  42,815,641
                                                                        =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Revenues                                  $  8,451,471    $  2,765,889    $ 21,220,325    $  5,274,896
Cost of revenues                            (2,871,865)       (814,599)     (7,136,240)     (1,662,902)
                                          ------------    ------------    ------------    ------------
Gross profit                                 5,579,606       1,951,290      14,084,085       3,611,994
                                          ------------    ------------    ------------    ------------
Sales and marketing                         10,609,209       6,003,115      28,739,619      11,816,272
Product and technology
      development                            2,333,302       1,021,059       6,303,474       2,548,338
General and administrative                   3,849,886       2,433,235      11,388,680       6,043,408
Amortization of intangible assets            2,001,427       1,517,540       5,038,727       4,553,154
                                          ------------    ------------    ------------    ------------

Total operating expenses                    18,793,824      10,974,949      51,470,500      24,961,172
                                          ------------    ------------    ------------    ------------

Loss from operations                       (13,214,218)     (9,023,659)    (37,386,415)    (21,349,178)
Other income (expenses):
      Litigation settlement                       --              --          (350,000)           --
      Foreign exchange gain (loss)               6,011          12,615         (71,954)       (136,991)
      Interest income                        1,376,515         241,169       3,467,992         435,476
      Interest expense                         (33,549)         (2,000)        (63,455)         (6,000)
      Other income (expense)                       317        (132,723)          3,883        (179,723)
                                          ------------    ------------    ------------    ------------

Loss before income taxes                   (11,864,924)     (8,904,598)    (34,399,949)    (21,236,416)
Provision for income taxes                       9,794           5,039          31,399          50,043
                                          ------------    ------------    ------------    ------------
Net loss                                  $(11,874,718)   $ (8,909,637)   $(34,431,348)   $(21,286,459)
                                          ============    ============    ============    ============


Basic and diluted loss per common share   $      (0.41)   $      (0.38)   $      (1.26)   $      (1.00)
Weighted average number of
      common shares outstanding             28,777,917      23,147,211      27,346,453      21,299,655
                                          ============    ============    ============    ============

The results for all periods have been restated to reflect the acquisition of PrizePoint Entertainment Corporation which was completed on June 7, 1999 and accounted for as a pooling of interests.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          Uproar Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                       Nine Months Ended
                                                                         September 30,

                                                                      2000             1999
                                                                 -------------    -------------
Cash flows from operating activities
Net loss                                                         $ (34,431,348)   $ (21,286,459)
Adjustments to reconcile net loss to net
                cash used in operating activities:
        Depreciation and amortization                                6,864,180        5,028,225
        Amortization of investment discount                         (1,484,736)            --
        Provision for doubtful accounts                                655,000           70,000
        Amorization of prepaid advertising services                  2,847,005          390,000
        Loss on sale of property and equipment                            --            205,698
        Stock compensation expense                                     348,007          420,164
        Changes in operating assets and liabilities, net of
                effects of acquisition:
                Accounts receivable                                 (6,015,828)      (1,390,281)
                Prepaid advertising and other current assets          (857,634)      (7,639,183)
                Trade accounts payable                               1,778,933        1,298,681
                Accrued expenses and other current liabilities       2,292,438          972,661
                Other long term assets                                (245,481)        (278,960)
                                                                 -------------    -------------
        Net cash used in operating activities                      (28,249,464)     (22,209,454)
Cash flows from investing activities
        Purchase of investments                                   (153,270,702)            --
        Proceeds from maturities of investments                     83,684,725             --
        Cash acquired in acquisition                                   393,402             --
        Purchase of property and equipment                          (7,020,819)      (2,779,855)
        Proceeds from sale of equipment                                   --             27,154
                                                                 -------------    -------------
        Net cash used in investing activities                      (76,213,394)      (2,752,701)
Cash flows from financing activities
        Proceeds from issuance of common stock                     102,106,301       40,360,695
        Proceeds from exercise of stock options & warrants             575,269          261,122
        Principal payments on capital lease obligations               (100,035)         (53,118)
                                                                 -------------    -------------
        Net cash provided by financing activities                  102,581,535       40,568,699
        Effect of exchange rate on cash                                (65,866)         (87,903)
        Net (decrease) increase in cash and cash equivalents        (1,947,189)      15,518,641
        Cash and cash equivalents, beginning of period              15,135,742        7,035,645
                                                                 -------------    -------------
        Cash and cash equivalents, end of period                 $  13,188,553    $  22,554,286
                                                                 =============    =============
Supplemental disclosure of cash flow information
        Interest paid                                            $      30,906    $       4,000
        Issuance of common stock for advertising
                services and intangibles                         $        --      $  24,665,875
        Purchase of equipment under capital lease
                obligations                                      $     275,964    $        --

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

                          Uproar Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Unaudited Interim Condensed Consolidated Financial Statements

          The unaudited interim consolidated financial statements of the Company as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

          In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

          The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999, and for the three years then ended and related notes included in the Company's Registration Statement on Form S-1, File No. 333-93315, filed with the Securities and Exchange Commission.

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

     (c)  Acquisitions of Take Aim Holdings Ltd. and iwin.com, Inc.

          On August 11, 2000, the Company consummated the acquisition of Take Aim Holdings Ltd., a British Virgin Islands company in the development stage, which owns and operates the ibetcha.com Web site, ("Take Aim"), and its subsidiaries, pursuant to an Agreement and Plan of Merger dated July 25, 2000. The ibetcha.com Web site allows users, at no cost to the user, to predict the outcome of world events offering a chance to win prizes.

          The Take Aim acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of Take Aim have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was $9,492,995, which included the issuance of 1,333,334 shares of common stock with a fair value of $9,141,738 and acquisition costs of approximately $300,000. The Company also assumed Take Aim's outstanding options to purchase, after conversion, 28,941 shares of the Company's common stock. The fair value of the vested options, amounting to $51,257, was included in the purchase price and the intrinsic value of the unvested options at the date of acquisition, amounting to $145,660, was recorded as deferred compensation and is being expensed over the remaining vesting periods. The excess of the purchase price over the fair value of the net assets acquired, amounting to $8,741,139, has been recorded as goodwill and other intangibles. The goodwill and other intangibles are being amortized over three years and accumulated amortization at September 30, 2000 was approximately $486,000.

          The allocation of purchase price is as follows:


           Current assets, primarily cash       $   455,319

           Property and equipment                   649,216

           Goodwill and other intangibles         8,741,139

           Liabilities assumed and other, net      (352,679)
                                                -----------

                                                $ 9,492,995
                                                ===========

          On October 20, 2000, the Company acquired iwin.com, Inc. ("iwin"), a Delaware corporation, pursuant to an Agreement and Plan of Reorganization, dated as of July 25, 2000. iwin has developed an online entertainment network that offers online games, free lotteries, and other activities that award winners cash prizes or other consideration, at no cost to users. iwin's primary source of revenues is from the sale of advertising on its Web sites and sponsorship revenue.

          The acquisition will be accounted for under the purchase method of accounting and accordingly, the operating results of iwin will be included in the Company's consolidated results of operations from the date of acquisition. The purchase price was $94,348,913, which included the issuance of 13,065,110 shares of common stock at a fair value of $86,719,668 and acquisition costs of approximately $1,100,000. The Company also assumed iwin's outstanding options to purchase, after conversion, 1,390,761 shares of the Company's common stock. The fair value of the vested options, amounting to $6,529,245, was included in the purchase price and the intrinsic value of the unvested options at the date of acquisition, amounting to $1,749,606, will be recorded as deferred compensation and will be expensed over the remaining vesting periods. The excess of the purchase price over the fair value of the net assets acquired, amounting to $80,463,403, will be recorded as goodwill and other intangibles. The goodwill and other intangibles will be amortized over three years.


          The allocation of purchase price is as follows:

          Current assets, primarily cash                  $ 13,945,396

          Property and equipment                             4,901,620
          Goodwill and other intangibles                    80,463,403
          Liabilities assumed and other, net                (4,961,506)
                                                          ------------
                                                          $ 94,348,913
                                                          ============

          The following unaudited pro forma financial information presents the combined results of operations of the Company, Take Aim, and iwin, as if the acquisitions had occurred as of January 1, 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the period presented or that may be obtained in the future.

                    Unaudited Pro Forma Financial Information
                      (In Thousands Except Per Share Data)

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                                  2000
                                                           -----------------

         Revenues                                             $     36,417
                                                              ============

         Net loss                                             $    (79,362)
                                                              ============

         Basic and diluted net loss per common share          $      (1.91)
                                                              ============

         Weighted average number of
              common shares outstanding                             41,502
                                                              ============

          The impact of the acquisitions on the financial information for the nine months ended September 30, 1999 is insignificant.

     (d)  Principles of consolidation

          The consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (e)  Short term investments

          $24 million of the Company's short-term investments consist of commercial paper and mutual funds which are stated at amortized cost and classified as held-to-maturity.

          $47 million of the Company's short-term investments are classified as available-for-sale and are available to support operations or to take advantage of other investment opportunities. These investments primarily consist of commercial paper which are stated at their estimated fair value based on publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains and losses and a decline in value, judged to be other-than-temporary, are included in other income. There were no gross realized gains or losses from sales of securities in the periods presented. As of September 30, 2000, the Company had gross unrealized losses of $11,586 from its available-for-sale short-term investments.

     (f)  Stock split

          On February 4, 2000, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend. Stockholders of record on February 18, 2000 received one additional share of Common Stock for every share held on that date. All share numbers in the financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one stock split.

     (g)  Major customers

          For the three months ended September 30, 2000 no customer accounted for greater than 10% of revenues. For the nine months ended September 30, 2000, one customer accounted for 15.4% of total revenues.

     (h)  Revenue recognition

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

          The Company commenced selling merchandise through its Web site in December 1999 and recognized related revenues of approximately $15,000 and $34,000 for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. In June 2000, the Company made a strategic decision to focus on its core strength of online entertainment, and exit the e-commerce business. As a result, the Uproar store was closed and the related inventory ultimately having no alternate use, amounting to approximately $192,000, was written off in the quarter ended September 30, 2000.

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

          The Company enters into arrangements with third parties whereby the Company's games are displayed on the third parties' Web sites. The revenues generated from advertising in connection with the use of the Company's games are recognized ratably in the period in which the advertising is displayed on the third parties' Web sites. Generally, the Company is responsible for selling the advertising, billing, and collections and is obligated to pay the third party their fees for displaying the games on their Web sites regardless of whether the Company collects the advertising revenue. In these situations the Company records the gross advertising revenues and the payments to the third parties are recorded as cost of revenues. When the third party sells the advertising and pays the Company a portion of the advertising revenues, the Company only recognizes revenue for its portion of the gross revenues.

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

     (i)  Business segment reporting

          The Company has determined that it does not have any separately reportable business segments. However, related disclosures about products and services and geographic areas are included in note 4.

     (j)  Per share data

          Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of net income per share to the extent such shares are dilutive. Common Stock equivalents are not included in the calculation of loss per share for any periods presented since they are anitdilutive.

     (k)  Recent accounting pronouncements

          The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective January 1, 2001, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.


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

     (b)  Sale of Common Stock to Trans Cosmos

          On February 2, 2000, the Company sold 1,265,372 shares of common stock to a strategic investor, Trans Cosmos USA, Inc., for approximately $25.0 million. Trans Cosmos is a subsidiary of Trans Cosmos, Inc., which is headquartered in Tokyo, Japan. The Company initially intended to establish a joint venture with Trans Cosmos to produce a local language version of the Company's flagship entertainment site, uproar.com, in Japan, but the parties have chosen not to proceed at this time.

     (c)  Public offering

          On March 16, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed a public offering in the United States of 2,500,000 shares of its common stock at an offering price of $33.88 per share (the "Offering"). Net proceeds to the Company from the Offering after offering expenses totaled approximately $77.1 million.

(3)  Commitments and contingencies

     (a)  Letters of credit

          In connection with two office leases, the Company has letters of credit outstanding for $603,408. The cash balances supporting the letters of credit are reported as restricted cash.

     (b)  Pearson Agreement

          In July 2000, the Company amended and restated its agreement with Pearson Television to extend the term through June 2005. Under the terms of the amended agreement, the Company guaranteed minimum royalty payments per broadcast year for each of the Pearson licensed games. Such payments range from $150,000 for certain games in the year ending June 30, 2001 to $900,000 for certain games in the year ending June 30, 2005. The amended agreement also eliminated the provision in the original agreement for contingent issuances of common stock to Pearson.

(4)  Segment reporting

     In presenting segment information, the Company has applied the provisions of SFAS No. 131. The Company has determined that it does not have any separately reportable business segments.

     The Company attributes revenues to different geographic areas on the basis of the location of the customer. Revenues by geographic area are as follows:

                                                Revenues
                    --------------------------------  -------------------------------
                    Three months ended September 30,  Nine months ended September 30,
                    --------------------------------  -------------------------------
                           2000            1999            2000            1999
                      -------------   -------------   -------------   -------------
     United States    $   8,010,358   $   2,701,874   $  20,451,447   $   5,160,682
     England                431,590          64,015         648,682         114,214
     Other                    9,523            --           120,196            --
                      -------------   -------------   -------------   -------------

     Total            $   8,451,471   $   2,765,889   $  21,220,325   $   5,274,896
                      =============   =============   =============   =============


Investments in long-lived assets by geographic area are as follows:

                        Property and Equipment
                         and Intangible Assets
                     -----------------------------
                      September 30,   December 31,
                     -------------   -------------
                          2000            1999
                     -------------   -------------

     United States   $  24,512,812   $  15,394,683
     England               145,869          89,496
     Scandinavia               319            --
     Hungary               135,725         184,618
     Israel                697,362            --
     Germany                11,687          12,019
                     -------------   -------------

     Total           $  25,503,774   $  15,680,816
                     =============   =============


(5)  Litigation Settlement

     In February 2000, the Company settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc.", in which it was a party defendent, relating to an alleged personal injury, by a payment of $350,000.

(6) Stock Incentive Plan

     On June 30, 2000, the stockholders approved the Uproar Inc. 2000 Stock Incentive Plan (the "Incentive Plan"), which reserved 6,750,000 shares of common stock for the grant of options or other awards. The Incentive Plan was the successor to the Uproar Ltd. 1999 Share Option/Share Issuance Plan.

     On October 18, 2000, the Company's stockholders approved an amendment and restatement to the Incentive Plan to increase the shares reserved for issuance by 2,250,000 shares to an aggregate of 9,000,000 shares. The number of shares of common stock available for issuance under the Incentive Plan automatically increases on the first trading day of each calendar year during the term of the Incentive Plan by an amount equal to one percent of the shares of Uproar common stock outstanding on December 31 of the immediately preceding calendar year, not to exceed 400,000 shares in any calendar year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "PLANS," "MAY," "INTENDS," "WILL," OR SIMILAR TERMS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (1) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (2) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES, (3) THE INTERNET AND INTERNET COMMERCE AND (4) THE COMPANY'S FINANCING PLANS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD ALSO BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES RELATED THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

In July 2000, the Company launched Uproar Lotto, a game that allows users who play at no cost to win $1 million if they match 7 numbers from a daily drawing. The Company has purchased insurance based on the number of lotto entries.

On August 11, 2000, the Company consummated the acquisition of Take Aim Holdings Ltd., a British Virgin Islands company in the development stage ("Take Aim"), and its subsidiaries, pursuant to an Agreement and Plan of Merger dated August 7, 2000. Take Aim has developed a Web site that allows users to predict the outcome of world events for a chance to win prizes.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Take Aim have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was $9,492,995, which included the issuance of 1,333,334 shares of common stock with a fair value of $9,141,738 and acquisition costs of approximately $300,000. The Company also assumed Take Aim's outstanding options to purchase, after conversion, 28,941 shares of the Company's common stock. The fair value of the vested options, amounting to $51,257, was included in the purchase price and the intrinsic value of the unvested options at the date of acquisition, amounting to $145,660, was recorded as deferred compensation and is being expensed over the remaining vesting periods. The excess of the purchase price over the fair value of the net assets acquired, amounting to $8,741,139, has been recorded as goodwill and other intangibles, which are being amortized over three years.

On October 20, 2000, the Company acquired iwin.com, Inc., a Delaware corporation ("iwin"), pursuant to an Agreement and Plan of Reorganization, dated as of July 25, 2000. iwin has developed an online entertainment network that offers online games, free lotteries, and other activities that award winners cash prizes or other consideration, at no cost to users. iwin's primary source of revenues is the sale of advertising on its Web sites and sponsorship revenue.

The acquisition will be accounted for under the purchase method of accounting and accordingly, the operating results of iwin will be included in the Company's consolidated results of operations from the date of acquisition. The purchase price was $94,348,913, which included the issuance of 13,065,110 shares of common stock at a fair value of $86,719,668 and acquisition costs of approximately $1,100,000. The Company also assumed iwin's outstanding options to purchase, after conversion, 1,390,761 shares of the Company's common stock. The fair value of the vested options, amounting to $6,529,245, was included in the purchase price and the intrinsic value of the unvested options at the date of acquisition, amounting to $1,749,606, will be recorded as deferred compensation and will be expensed over the remaining vesting periods. The excess of the purchase price over the fair value of the net assets acquired, amounting to $80,463,403, will be recorded as goodwill and other intangibles. The goodwill and other intangibles will be amortized over three years.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

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

We recognize advertising revenues, which are priced on a cost per thousand impression, or CPM, basis as the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. We recognize advertising revenues derived on a cost per click, or CPC, basis as users click or otherwise respond to the advertisements. To the extent minimum guaranteed click levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. In the case of contracts requiring actual sales of advertised items, we may experience delays in recognizing revenues pending receipt of data from that advertiser.

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

We also engage in barter transactions in an effort to enhance our marketing efforts and improve our reach to potential new users. Under these arrangements, we deliver game content, including prizes, to a third party, or display on our Web sites advertisements promoting the third party's goods and services in exchange for its agreement to run advertisements promoting our Web sites. Revenues and costs from barter arrangements are recorded at the estimated fair value of the advertisements or services we provide, unless the fair value of the goods or services we receive can be determined more objectively. We recognize barter revenue at the time we deliver the third party's advertisement or product to our users. We recognize barter costs when our advertisements are displayed by the third-party to its users. Barter costs are recorded either as sales and marketing expenses or as costs of revenue. The breakdown of costs is dependent upon the nature of the goods or services received by the third party. Although our revenues and related costs will be equal at the conclusion of the barter transaction, the amounts may not be equal in any particular quarter. Barter revenues constituted 8.8% of total revenues for the three months ended September 30, 2000 and 19.4% of total revenues for the three months ended September 30, 1999.

Revenues increased to $8.5 million for the three months ended September 30, 2000 as compared with $2.8 million for the three months ended September 30, 1999. The growth in revenues of $5.7 million for the three months ended September 30, 2000 resulted from the following:

     o the number of advertisers increased from 84 in the three months ended September 30, 1999 to 218 in the three months ended September 30, 2000, an increase of 160%, as well as an increase of 18% in the average commitment per advertiser,

     o    an increase in our Web site traffic,

     o    the launch of Uproar lotto in July 2000,

     o the number of sales personnel increased by 10 people from September 30, 1999 to September 30, 2000, and

     o    an increase in marketing and advertising expenditures.

Advertising revenues for the three months ended September 30, 2000 were $8.2 million, which represented 97.0% of total revenues. Advertising revenues for the three months ended September 30, 1999 were $2.7 million which represented 99.0% of total revenues. Since September 1999, we increased our sales force, relaunched our Web site, and ran a marketing campaign to promote brand awareness. We anticipate the advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future.

Cost of Revenues

Cost of revenues consist of prizes, ad serving fees, Internet connection costs, depreciation, and partner royalties. Gross margins were 66.0% for the three months ended September 30, 2000 and 70.5% for the three months ended September 30, 1999. Cost of revenues were $2.9 million for the three months ended September 30, 2000 and $0.8 million for the three months ended September 30, 1999. The increase in cost of revenues was due primarily to:

     o an increase in the number of prizes awarded due to the increase in users,

     o an increase in Internet connection costs to support the increase in Web site traffic,

     o incurring Web site insurance costs due to the launch of Uproar lotto in July 2000,

     o an increase in depreciation expense related to additional equipment and software purchased to host web sites,

     o    increase in royalties which are a function of revenue, and

     o an increase in ad serving fees due to an increase from 575 million impressions delivered in Q3 1999 to 1.7 billion impressions delivered in Q3 2000.

Sales and Marketing Expenses

Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses, advertising and promotional expenses, public relations, referral fees in connection with the acquisition of new users through the affiliate program, marketing, and sales support functions. Sales and marketing expenses increased to $10.6 million for the three months ended September 30, 2000 from $6.0 million for the three months ended September 30, 1999. This increase was primarily attributed to increases in advertising, salaries and commissions. Our worldwide sales and marketing team increased to 56 employees at September 30, 2000 from 26 at September 30, 1999.

Product and Technology Development Expenses

Product and technology development costs include expenses incurred to develop, enhance and monitor the Web sites. Product development expenses increased to $2.3 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. This increase was primarily due to the following:

     o the expansion of product offerings including Uproar lotto and additional development costs from the acquisition of Take Aim,

     o an increase in product and engineering personnel to attain staffing levels required to support our Web sites and to enhance content and features and,

     o an increase in game development programming and development consulting fees.

General and Administrative Expenses

General and administrative expenses include salaries, employee benefits and expenses for executives, finance, legal, human resources, and administrative personnel. In addition, these expenses include fees for professional services, such as legal and accounting, and the costs related to the leases for Uproar's offices in New York, San Francisco, London, Hamburg, Budapest, and Israel. General and administrative expenses increased to $3.8 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. This increase was due to increases in legal and professional fees, rental costs, insurance costs, and costs related to our operation as a public company, such as directors and officers' liability insurance and professional service fees. This increase was also due to an increase in the allowance for doubtful accounts.

Amortization of Intangibles

Amortization of intangible assets increased due to the amortization of goodwill resulting from the Take Aim acquisition in August 2000.

Interest Income

Interest income results from interest earned on our cash and investments and amortization of debt discounts. Interest income was $1.4 million for the three months ended September 30, 2000, as compared to $0.2 million for the three months ended September 30, 1999. This increase primarily resulted from investments made with the net proceeds raised by the public offering of 2,500,000 shares of common stock and the sale of 1,265,372 shares of common stock to Trans Cosmos.

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues

Revenues increased to $21.2 million for the nine months ended September 30, 2000 as compared with $5.3 million for the nine months ended September 30, 1999. This increase of $15.9 million for the nine months ended September 30, 2000 primarily resulted from an increase in:

     o the number of advertisers as well as the average commitment per advertiser,

     o    our Web site traffic,

     o    the number of sales personnel, and

     o    marketing and advertising expenditures.

Advertising revenues for the nine months ended September 30, 2000 were $20.4 million, which represented 96.1% of total revenues. Advertising revenues for the nine months ended September 30, 1999 were $5.2 million, which represented 98.8% of total revenues. Since September 1999, we significantly increased our sales force, relaunched our Web site, and ran a marketing campaign to promote brand awareness. Barter revenues constituted 8.1% of total revenues for the nine months ended September 30, 2000 and 17.8% of total revenues for the nine months ended September 30, 1999.

Cost of Revenues

Gross margins were 66.4% for the nine months ended September 30, 2000 and 68.5% for the nine months ended September 30, 1999. Cost of revenues increased to $7.1 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999. The increase in cost of revenues was due primarily to:

     o an increase in the number of prizes awarded due to the increase in users,

     o an increase in Internet connection costs to support the increase in Web site traffic,

     o incurring Web site insurance costs due to the launch of Uproar lotto in July 2000,

     o an increase in depreciation expense related to additional equipment and software purchased to host Web sites,

     o    increase in royalties which are a function of revenue, and

     o    an increase ad serving fees.

Sales and Marketing Expenses

Sales and marketing expenses increased to $28.7 million for the nine months ended September 30, 2000 from $11.8 million for the nine months ended September 30, 1999. This increase was primarily attributed to increases in advertising, salaries and commissions.

Product and Technology Development Expenses

Product development expenses increased to $6.3 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999. This increase was primarily due to the following:

     o the expansion of product offerings including Uproar lotto and the acquisition of Take Aim,

     o an increase in product and engineering personnel to attain staffing levels required to support our Web sites and to enhance content and features and,

     o an increase in game development programming and development consulting fees.

General and Administrative Expenses

General and administrative expenses increased to $11.4 million for the nine months ended September 30, 2000 from $6.0 million for the nine months ended September 30, 1999. This increase was due to increases in legal and professional fees, rental costs, insurance costs, and costs related to our operation as a public company, such as directors and officers' liability insurance and professional service fees. This increase was also due to an increase in the allowance for doubtful accounts.

Amortization of Intangibles

Amortization of intangible assets increased due to the amortization of goodwill resulting from the Take Aim acquisition in August 2000.

Interest Income

Interest income was $3.5 million for the nine months ended September 30, 2000, as compared to $0.4 million for the nine months ended September 30, 1999. The increase resulted from investments made with the net proceeds raised by the public offering of 2,500,000 shares of common stock, which are presently listed on the Nasdaq National Market, and the sale of 1,265,372 shares of common stock to Trans Cosmos.

Litigation Settlement

In February 2000, we settled an action entitled "Burgos v. Ellwell Associates, LLC and E-Pub Inc." in which we were a party defendent, relating to an alleged personal injury, by a payment of $350,000.

Liquidity and Capital Resources

To date, we have primarily financed our operations through the sale of our equity securities. As of September 30, 2000, we had approximately $13.2 million in cash and cash equivalents and $71.1 million in short term investments, an increase from $15.1 million in cash and cash equivalents and no short term investments as of December 31, 1999. Net cash used in operating activities was $28.2 million, and $22.2 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities resulted primarily from our net operating losses, partially offset by:

     o    depreciation and amortization;

     o    increase in accounts payable and accrued expenses

Net cash used in investing activities was $76.5 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively, as the capital raised in our public offering and sale of common stock to Trans Cosmos was invested and was used to purchase equipment to enhance and develop our technical infrastructure.

Net cash provided by financing activities was $102.9 million and $40.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of proceeds from the sale of shares of our common stock. On February 2, 2000, we raised approximately $25.0 million from the sale of 1,265,372 shares of our common stock to Trans Cosmos. On March 22, 2000, we raised approximately $77.1 million from the public offering of 2,500,000 shares of our common stock, which are presently listed on the Nasdaq National Market.

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

We believe our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for at least the next twelve months.

Impact of Recently Issued Accounting Pronouncements

The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective
January 1, 2001, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Currency Rate Fluctuations

To date, our results of operations have not been impacted materially by inflation in the U.S. or in the countries that comprise Europe. Although most of our revenues and operating expenses are denominated in U.S. dollars, a percentage of our revenues and operating expenses are earned and incurred in foreign currencies, respectively. As a result, our revenues and expenses may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities are held overseas. Therefore, we are exposed to foreign currency exchange risks. However, such revenues, operating expenses, assets and liabilities did not comprise a material portion of the Company amounts. As a result, we have not tried to manage our exposure to exchange rate fluctuations by using hedging transactions. However, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

Market Risk

The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company has recorded an allowance for doubtful accounts of $768,000 and $271,000 as of September 30, 2000 and as of December 31, 1999, respectively.

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

Since our inception in February 1995, we have not been profitable. If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance our Web sites, to promote awareness of our Web sites and to develop our business generally. At September 30, 2000, our accumulated deficit was approximately $83.6 million. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

Because we have only recently introduced many of our products and services, you have limited information upon which you can evaluate our business.

Uproar was founded in February 1995 and we launched our flagship entertainment site, uproar.com, in September 1997. We launched the other sites that comprise our network throughout 1998, 1999, and 2000 and in October 2000, reintroduced the Uproar network, including the look and feel of our Web sites and the way we format them. Accordingly, you can only evaluate our business based on our limited operating history. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. As a young company in the new and rapidly evolving online entertainment market, we face risks and uncertainties relating to our ability to successfully implement our business plan. These risks include our ability to:

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

Our acquisitions of iwin.com and ibetcha.com may not result in the benefits we anticipate from the combined company.

We recently acquired iwin.com for approximately 13.1 million shares of our common stock and the assumption of stock options and warrants to purchase 1.4 million shares of our common stock. We also recently acquired all of the capital stock of Take Aim Holdings Ltd., the parent company of the Web site ibetcha.com, for approximately 1.33 million shares and assumed stock options to purchase approximately 29,000 shares of our common stock. The integration of iwin.com and ibetcha.com into our operations may:

     o    divert management's attention from running our existing business;

     o    require us to expand resources integrating different technologies; and

     o    strain our financial reporting systems and procedures.

The acquisitions may not result in the benefits we anticipate from the combined company and may underperform relative to our expectations, including with respect to increased traffic and pricing efficiencies. Moreover, the acquisitions will require us to amortize additional goodwill in our financial statements, leading to an adverse effect on our operating results.

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

Our operating expenses are based on our expectations of our future revenues. These expenses are relatively fixed, at least in the short term. We intend to expend significant amounts in the short term, particularly to expand our advertising sales department and to build brand awareness. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we fail to substantially increase our revenues, then our financial condition and results of operations would be materially and adversely affected.

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

We derive a portion of our revenues from reciprocal advertising arrangements, or barter, under which we exchange advertising space on our Web sites, or provide game content or other services for third-party Web sites, predominantly for advertising space on other Web sites rather than for cash payments. In the three months ended September 30, 2000 and September 30,1999, we derived approximately $0.7 million, or 8.8% and $0.5 million or 19.4% of our revenues, from these arrangements. In the nine months ended September 30, 2000 and September 30, 1999, we derived approximately $1.7 million or 8.1% and $0.9 million or 17.8%, of our revenues, respectively, from these arrangements. We expect that barter will continue to account for some of our revenues in the foreseeable future. If our barter transactions increase and our revenues are limited our financial results may suffer. Further, an accounting pronouncement recently issued, "EITF 99-17", prescribes limitations on recording revenues for barter advertising transactions.

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

We need to increase substantially our advertising sales department in the near future to support our planned growth. On September 30, 2000, our advertising sales department had 36 members. In October 1999, we hired an executive vice president to manage our enhanced sales and marketing efforts and it can take a relatively long time for a sales and marketing manager to begin to achieve desired results. Our ability to increase our sales department and improve its results involves a number of risks and uncertainties, including:

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

We currently operate in the United States, Hungary, Germany, Norway, Israel and the United Kingdom. We intend to establish a joint venture to expand into Japan, and plan to continue to expand into additional international markets. We anticipate spending significant financial and managerial resources to support these expansions.

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

In the three months ended September 30, 2000, no customer accounted for greater than 10% of total revenues. However, in the nine months ended September 30, 2000, MyPoints accounted for 15.2% of total revenues. For the year ended December 31, 1999, MyPoints accounted for 14.2% of our revenues, and no other customer accounted for more than 10.0% of our revenues. Our top five customers, in the aggregate, accounted for approximately 33.2% and 28.8% of our revenues during the three and nine months ended September 30, 2000, respectively, and 40.0% of our revenues during 1999. If we lose one or more of our top customers and do not attract additional customers, we may not generate sufficient revenues to offset this loss of revenues and our net income will decrease.

Our relationship with Pearson Television may not be successful.

In January 1999, we entered into an agreement with Pearson Television under which we were granted exclusive rights to provide Internet games in the English language based on some of the television games owned by Pearson. In July 2000, we amended and restated the agreement to extend the term through June 2005. Under the amended and restated agreement, the games licensed by Uproar include Family Feud, Match Game, 100%, and To Tell the Truth. Pearson retains the trademark rights for these shows. The termination of this relationship would have a material adverse effect on our business, results of operations and financial condition. As part of our agreement with Pearson, we have guaranteed minimum royalty payments per broadcast year for each of these Internet games, ranging from $150,000 for certain games in the year ending June 30, 2001 to $900,000 for certain games in the year ending June 30, 2005. In the event that one or more games is not financially successful for us, we are still obligated to make minimum royalty payments to Pearson, and these payments may increase if we fail to reach milestones for launching specified Pearson games.

Our plans to expand our entertainment business beyond our core game show sites may not be successful.

Almost all of our experience to date is with online games and game shows. Because we have only limited experience with business beyond our core gaming sites, we cannot predict whether we will be able to successfully expand into other online entertainment businesses. Expanding our business will require us to expend significant amounts of capital to be able to contend with competitors that have more experience than we do in these businesses and may also have greater resources to devote to these businesses. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day core business and devote a substantial amount of time expanding into new areas. If we are unable to effectively expand our business or manage any such expansion, our financial results will suffer and our stock price will decline. For example, we commenced selling merchandise through our Web site in December, 1999 and have recognized related revenues of approximately $15,000 and $34,000 for the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. In June 2000, however, we made a strategic decision to focus on our core strength of online entertainment, and we terminated our electronic commerce efforts.

The acquisition of iwin by Uproar could harm key third party relationships.

The present and potential relationships of Uproar and iwin with customers and other third parties with whom they have relationships may be harmed by the acquisition. Uncertainties following the acquisition may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm the combined company's business. In addition, iwin customers may, in response to the acquisition, delay or defer decisions concerning iwin. iwin could experience a decrease in expected revenue as a consequence of customers' uncertainties associated with the acquisition. Any delay or deferral in those decisions by iwin customers could have a material adverse effect on iwin's and Uproar's business.

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

We must continue to improve our operational and financial systems and managerial controls and procedures. We will need to continue to expand, train, and manage our workforce. We must also maintain close coordination among our technical, accounting, finance, marketing, sales and programming organizations. If we do not effectively manage this growth, we will not be successful in executing our business plan. In addition, we recently acquired TakeAim and iwin, and any failure to integrate the technologies, operations or employees of Take Aim and iwin with those of Uproar may have an adverse effect on our business.

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

As part of our business strategy, we pursue alliances or joint ventures with, and have in the past acquired and may continue to attempt to acquire, complementary businesses, technologies, services or products, some of which have been or may be significant. We recently agreed to establish a joint venture to produce a local language version of our flagship entertainment site, uproar.com, in Japan. These relationships may require significant management attention and, in some cases, additional working capital. If we form a joint venture with or acquire a company, we could have difficulty in assimilating its operations and assimilating and retaining its key personnel. These difficulties could disrupt our business and disrupt our management and employees.

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

If additional funds are raised by our issuing additional equity securities, stockholders may experience dilution of their ownership interest and, if approved by our stockholders, the newly issued securities could have rights superior to those of the shares of outstanding common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

Our stock price has experienced, and is likely to continue to experience, extreme price and volume fluctuations.

Our common stock has been highly volatile. Stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies like ours. Because the trading volumes of our common stock on the Nasdaq National Market and The European Association of Securities Dealers' Automated Quotation System, or EASDAQ, are low, the price of our common stock is particularly susceptible to significant fluctuations. Any large sale of stock may have a negative effect on our stock price, regardless of whether we have experienced any change in our prospects. We cannot predict the extent to which investor interest will lead to the development of an active trading market in the United States or how liquid the market might become. To date, trading volumes in our common stock have been fairly limited.

The liquidity and trading patterns of our common stock listed on the EASDAQ may be substantially different from those of our shares of common stock that are traded on the Nasdaq National Market and may adversely affect the price of our common stock. We are one of an extremely small number of issuers that quotes its shares on both EASDAQ and the Nasdaq National Market. We have had shares of common stock listed on EASDAQ since July 8, 1999. The shares that were offered in our initial public offering in the United States on March 17, 2000 were listed on both the Nasdaq National Market and EASDAQ. Our shares of common stock listed on EASDAQ prior to the United States public offering were not registered in the United States and are restricted securities in the United States. To be sold in the United States, these shares must either be registered with the Securities and Exchange Commission or must be qualified for sale under an exemption from registration under United States securities laws. EASDAQ is a relatively new quotation system and has relatively low trading volumes for its stocks. As a result, the price at which our common stock will trade on EASDAQ may be subject to significant price fluctuations that will also affect the price of our common stock trading on the Nasdaq National Market. Historical trading prices on EASDAQ also are not indicative of the prices at which our common stock will trade on either EASDAQ or the Nasdaq National Market in the future. Moreover, EASDAQ may experience delays in settlement and clearance as trading develops, which could adversely affect the price of our common stock.

Issuance of additional shares of Uproar common stock may reduce our earnings per share, thereby adversely affecting the Uproar share price.

13,065,110 newly issued shares of Uproar common stock were issued to iwin shareholders and 1,333,334 newly issued shares of Uproar common stock were issued to Take Aim shareholders. The issuance of this additional Uproar common stock in the acquisitions will reduce Uproar's earnings per share, if any. This dilution could reduce the market price of Uproar common stock unless and until the combined company achieves revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance.

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

Item 2. Changes in Securities and Use of Proceeds

(a)  NONE

(b)  NONE

(c)  Unregistered Securities

On August 11, 2000, the Company issued 1,333,334 shares of the Company's common stock to the shareholders of Take Aim Holdings Ltd. and assumed options to purchase, after conversion, 28,941 shares of the Company's common stock in exchange for all of the outstanding stock and options of Take Aim Holdings Ltd. The shares issued in the transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Exemption from registration is claimed under Section 4(2) of the Securities Act. The recipients of such stock represented their intention to acquire the securities for investment only and not with a view to or in connection with any distribution thereof.

(d)  Use of Proceeds:

On March 16, 2000, the SEC declared effective the Registration Statement on Form S-1, SEC Registration Number 333-93315, for our public offering of common stock in the United States (the "Offering"). We realized net proceeds of approximately $77.1 million from the Offering. Since the closing, the Company estimates it has used the proceeds as follows:

     o    Capital expenditures ($3.4 million);

     o    Funding of operating activities ($16.5 million); and

     o    Cash and short term investments ($57.2 million)

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

         27.1 Financial Data Schedule

(b)  Filings on Form 8-K

          1. On August 11, 2000 the Company completed the acquisition of Take Aim Holdings Ltd and filed a Form 8-K on August 24, 2000 relating to the acquisition. On October 16, 2000 the Company filed the Take Aim financial statements and proforma financials on form 8-K/A.

          2. On October 20, 2000 the Company the completed the acquisition of iwin.com, Inc. and filed a Form 8-K on November 1, 2000 relating to the acquisition.

Item 7.  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  November 14, 2000       (Registrant) UPROAR INC.


                             By:/s/ KENNETH D. CRON
                                -----------------------------
                             Kenneth D. Cron
                             Chief Executive Officer

                             By:/s/ JOEL E. WILHITE
                                -----------------------------
                             Joel E. Wilhite
                             Chief Financial Officer